Form 10-K
period 2022-12-31
TEAM INC
filed 2023-03-14
CIK 318833

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates on June 30, 2022 was approximately $21.0 million, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $7.40 (after giving effect to the reverse stock split, effective as of December 21, 2022, of our outstanding common stock at a ratio of one-for-ten).
For purposes for the foregoing calculation only, all directors, executive officers, the Team, Inc. Salary Deferral Plan and Trust and known 10% or greater beneficial owners have been deemed affiliates.
The Registrant had 4,342,963 shares of common stock, par value $0.30, outstanding as of March 10, 2023.
Documents Incorporated by Reference
Portions of our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Table of Content

ANNUAL REPORT ON FORM 10-K INDEX

Table of Content

Certain items required in Part III of this Annual Report on Form 10-K can be found in our 2023 Proxy Statement and are incorporated herein by reference. A copy of the 2023 Proxy Statement will be provided, without charge, to any person who receives a copy of this Annual Report on Form 10-K and submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas 77478.
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
•we do not have sufficient available cash forecasted to fund our Notes (defined below) due in August 2023 and we may not be able to restructure our debt prior to their maturity;
•our ability to generate sufficient cash from operations, access our 2022 ABL Credit Facility (defined below), or maintain our compliance with our 2022 ABL Credit Agreement (defined below), Term Loan Credit Agreement (defined below), and Subordinated Term Loan Credit Agreement (defined below) covenants;
•our ability to manage inflationary pressures in our operating costs;
•the impact to our business, financial condition, results of operations and cash flows due to negative market conditions, including from the lingering impact of COVID-19 and other widespread public health crises, epidemics and pandemics, threats of domestic and global economic recession and future economic uncertainties, particularly in industries in which we are heavily dependent;
•delays in the commencement of major projects;
•our business may be affected by seasonal and other variations, such as severe weather conditions (including conditions influenced by climate change) and the nature of our clients’ industry;
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

Table of Content

•we may not be able to meet the NYSE’s continued listing requirements and rules, and the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our shareholders’ ability to sell our common stock and may lead to potential events of default on existing debt instruments;
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
We are a global, leading provider of specialty industrial services offering clients access to a full suite of conventional, specialized, and proprietary mechanical, heat-treating, and inspection services. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our clients’ most critical assets. Prior to the sale of our Quest Integrity segment (“Quest Integrity”) as discussed below, we conducted operations in three segments: Inspection and Heat Treating (“IHT”), Mechanical Services (“MS”) and Quest Integrity. We currently conduct operations in two segments. Through the capabilities and resources in these two segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide these services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services, and (iii) nested or run-and-maintain services.
On November 1, 2022, we completed the sale of all of the issued and outstanding equity interests of our wholly-owned subsidiary, TQ Acquisition Inc., a Texas corporation (“TQ Acquisition”), to Baker Hughes Holdings LLC (“Baker Hughes”) for an aggregate purchase price of approximately $279.0 million, after certain post-closing adjustments (the “Quest Integrity Transaction”), pursuant to that certain Equity Purchase Agreement by and between us and Baker Hughes, dated as of August 14, 2022 (the “Sale Agreement”). TQ Acquisition and its subsidiaries constituted Quest Integrity, which provided integrity and reliability management solutions for the process, pipeline and power sectors.
The criteria for reporting Quest Integrity as a discontinued operation have been met and, as such, all periods presented in this Form 10-K have been recast to present Quest Integrity as a discontinued operation. Unless otherwise specified, the financial information and discussion in this Form 10-K are based on our continuing operations (IHT and MS segments) and exclude any results of our discontinued operations (Quest Integrity). Refer to Note 2 - Discontinued Operations for additional details.
IHT provides conventional and advanced non-destructive testing (“NDT”) services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. IHT also provides advanced digital imaging including remote digital video imaging.
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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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
Bolted Joint Integrity Services. We perform all bolting activity from break out to assembly with technical compliance procedures designed in accordance with ASME PCC-1. These services are provided by highly trained technicians utilizing specialized hydraulic or pneumatic equipment to achieve reliable and leak-free connections following client asset maintenance and/or prior to startup. Our joint integrity engineers are active members of ASME working to increase the industry’s knowledge and provide our clients with the most up-to-date policies and procedures. With capabilities including flange management and bolt load analysis; controlled tightening methods of torquing and tensioning; bolt load validation; proprietary equipment such as Flange SafeTM, that we engineered and manufactured to provide the industry’s safest option for under pressure/temperature single stud replacement, we ensure the integrity of critical industrial infrastructure.
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
Marketing, Clients and Competition
Our industrial services are marketed principally by personnel based at our service locations. We believe that these service locations are situated to facilitate timely responses to client needs with on-call expertise, which is an important feature of selling and providing our services. The capacity and capability scope of our discrete and integrated services also allows us to benefit from the procurement trends of many of our clients who are seeking to reduce the number of contractors and vendors in their facilities, as well as to outsource more of such services. No single client accounted for 10% or more of consolidated revenues during the years ended December 31, 2022 and 2021, respectively.
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

Table of Content

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
Human Capital
As of December 31, 2022, we had approximately 5,200 employees, with approximately 3,900 employed in the United States and 1,300 internationally. Human capital management, combined with our core values and talent management initiatives, is a key driver of our employee retention program. We invest in our talent by providing our employees with targeted training, mentoring and career development opportunities, all of which enable us to hire and retain talented, high-performing employees. We work to prioritize our safety first culture and our diversity and inclusion initiatives, and we seek to retain employees through our employee engagement efforts and our competitive compensation and benefits packages.
Business ethics and core values
Our core values anchor every aspect of our business in a set of commonly-held beliefs and commitments. They represent what we stand for, the values our employees embody, and what our services and products contribute to the market. These statements are deeply ingrained in our culture, guiding employee behavior and company decisions and actions.
•Safety First/Quality Always – In everything we do;
•Integrity – Uncompromising standards of integrity and ethical conduct;

Table of Content

•Service Leadership – Leading service quality, professionalism and responsiveness;
•Innovation – Supports continuous growth and improvement;
•Pride and Respect – For our clients, for each other and for all of our stakeholders; and
•Teamwork – Global teamwork and collaboration.
Diversity and inclusion
We believe that a diverse and engaged workforce is critical to our success, and we work hard to create an environment where our employees feel valued, engaged and inspired to do their best work. We are proud that a diverse group of people from a variety of backgrounds, religions, nationalities, gender identity, sexual orientations and races make up our team. It continues to be our goal to knock down barriers and eliminate bias wherever it exists through strategic employee-engaged initiatives.
In particular, while we continue to focus on maintaining or improving the gender diversity among our corporate leadership and general and administrative populations, we are also committed to improving our gender diversity among our technician population, which comprises more than 75% of our overall global workforce.

	Corporate Leadership	General & Administrative	Global Workforce[1]
Female	8%	58%	12%
Male	92%	42%	88%
_________________
1    Global workforce includes technicians.
We have developed diversity focused strategies through collaboration with the career centers at the universities where we recruit. We recruit diverse candidate populations through collaborations with the Society of Women Engineers (“SWE”), Society of Hispanic Engineering’s (“SHPE”) and National Society of Black Engineers (“NSBE”) programs, as well as recruiting at Historically Black Colleges and Universities.
Health, safety and training
In 2019, we introduced our “12 Life Saving Rules” across our organization to further enhance our safety focused culture. The 12 Life Saving Rules are clear and simple rules designed to address those activities that put our employees at the greatest risk. The rules include both encouraged behaviors as well as discouraged behaviors. All our employees receive online training on the rules and must acknowledge that they have read them. The rules are posted internally, communicated throughout our organization through our safety bulletins, and are printed in multiple languages. In 2022 we enhanced our 12 Life Saving Rules by establishing our 5 Hand Safety Rules. These rules are specific to those high hazard tasks where the opportunity for hand injury is most prevalent. These rules remind our work force about hand placement, proper guarding, and when to get assistance. In 2022 we achieved the second-best safety performance in the Company’s history.
We have several online training and distance learning classes as part of our curriculum to help meet the needs of a rapidly changing workplace environment. These are administered and tracked globally though our Learning Management System. We also offer STAMP, TEAM’s “Stress and Anxiety Management Program” that includes several tools and resources to help employees effectively manage stress and prevent depression and other mental illnesses. This program serves as TEAM’s Mental Health and Wellness Program where we offer monthly sessions covering various mental health topics such as mindfulness, Post Traumatic Stress Disorder and resiliency. We coordinate this program with our Employee Assistance Program that offers mental health and depression benefits for our employees and their families. This program has received much praise and support from our employees, their families and our clients.
We recognize the importance of providing training to continually support career growth and development. Our talent management and professional development programs are designed to empower and inspire our team members to personalize their career journeys by building critical job skills, gaining hands-on experience, providing ongoing access to world class training, assigning relevant career mentors and paving the way toward career paths that provide long-term advancement within our organization.
Since the widespread public health crises, epidemics and pandemics, we’ve proactively introduced more flexibility in our work environment by offering eligible employees the ability to work remotely or on-site, flexible working schedules. We expect to continue offering such flexibility to eligible employees moving forward.
Employee engagement
Periodically, our employees participate in our engagement survey which provides us with valuable insight as we seek to improve our overall employee engagement and satisfaction. Acting upon employee feedback generated from the engagement

Table of Content

survey, we review our regional health benefits, communication strategy and training efforts on an ongoing basis. We believe the significant response rate to our survey is indicative of the intensity of our employee’s connection to our organization, marked by a committed effort to achieve goals in environments that support productivity and maintain personal well-being.
Wages and benefits
Across the globe, we strive to provide our employees with competitive wages, salaries and benefits based upon employee skills, experience and job levels. Additionally, we provide employees with a comprehensive set of benefits, including health and welfare benefits, wellness benefits, employee assistance plans, defined contribution and defined benefit retirement benefits, paid time off, educational support and a variety of other ancillary employee benefits.
Environmental, social and governance
General ESG approach
We strive to promote and support business practices that are environmentally sustainable, socially conscious, and aligned with strong corporate governance practices. Our highest priority is the safety of our employees, clients, community and other contractors. We are committed to conducting our business in a manner that protects the environment and the health and safety of our employees, our clients, our suppliers and contractors and the general public, including supporting career growth opportunities for our diverse team of employees and actively contributing to the local communities in which we operate. We strive to be an industry leader in the fields of health, safety and environmental management and work with government organizations and industry organizations in support of laws, regulations, standards and other programs that safeguard the community, workplace and the environment. To meet this commitment, we maintain management systems designed to ensure compliance with all applicable laws, regulations and internal requirements, as well as to facilitate the continuous improvement of our processes, products, and personnel.
Many of our services, including our inspection, emissions monitoring and leak repair services, are crucial in assisting our clients to identify, assess and reduce their carbon emissions and fluid leaks. We provide inspection, maintenance and repair services and support our clients’ energy transition efforts into lower carbon and renewable energy sources, such as liquefied natural gas, hydropower and wind. We work closely with our clients across the world to assist them in meeting their environmental sustainability goals.
We sponsor and support numerous charitable organizations and our employees donate their time to serving the needs of their communities. These contributions help to support the work of nonprofit organizations of all sizes, working in areas such as health support services and well-being.
Our Corporate Governance and Nominating Committee has responsibility for maintaining oversight over the development of appropriate environmental, social and corporate governance principles, policies and practices for Team, including our public reporting on corporate responsibility and sustainability. Our Company management is responsible for the day-to-day operation of ESG matters. Our Executive Vice President, Administration, Chief Legal Officer & Secretary, who reports directly to our CEO, has general oversight responsibility with respect to matters of sustainability and social responsibility and is the co-executive sponsor of our ESG Council, along with our Chief Digital & Information Officer of the Company. Under its charter, the ESG Council, which is a management committee formed to assist our Chief Legal Officer & Secretary in oversight responsibilities, is responsible for recommending our ESG objectives, monitoring the implementation and performance of our ESG objectives, overseeing the progress made against our social and environmental goals and reporting on our ESG performance. The Corporate Governance and Nominating Committee receives regular reports from our Executive Vice President, Administration, and Chief Legal Officer & Secretary regarding the considerations and actions taken by the Company with respect to ESG.
Existing Board Rights
On November 1, 2022, we entered into the Board Rights Agreement (the “Board Rights Agreement”) with Atlantic Park Strategic Capital Fund, L.P. (“APSC”), pursuant to which APSC, acting as investor representative on behalf of itself and its affiliates that beneficially own our common stock (such affiliates, together with APSC, the “Investors”), may, subject to common stock ownership thresholds and other terms provided in the Board Rights Agreement, designate an individual to serve as a non-voting observer at all meetings of our Board of Directors (the “Board”) and nominate an individual designated by APSC to serve on the Board (the “Investor Director”). The right to nominate the Investor Director is subject to certain qualification requirements and the discretion of our Corporate Governance and Nominating Committee under limited circumstances. The Investors’ rights under the Board Rights Agreement are a continuation of existing rights under the Term Loan Credit Agreement and that certain commitment letter (the “Commitment Letter”), dated as of November 9, 2021, by and among us, Corre Partners Management, LLC and APSC in the event obligations under the Term Loan Credit Agreement cease to be outstanding. The Investors are not permitted to designate, in the aggregate, more than one non-voting board observer and more than one Investor Director under the Board Rights Agreement, the Term Loan Credit Agreement and the Commitment

Table of Content

Letter, provided that the Board Rights Agreement does not otherwise limit or impair any rights under the Commitment Letter and the Term Loan Credit Agreement.
In the event of the resignation, death or removal (for cause or otherwise) of the Investor Director from the Board, APSC, acting on behalf of the Investors, will have the right, but not the obligation, to designate a successor Investor Director to the Board to fill the resulting vacancy on the Board (and any applicable committee thereof), subject to certain qualification requirements specified in the Board Rights Agreement.

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
Risks Related to Market Conditions

Widespread public health crises, epidemics and pandemics, and the related threat of recession and other economic repercussions have had, and may continue to have, a significant impact on our business, and depending on its continued effects on the oil and gas industry, could have a material adverse effect on our business, liquidity, consolidated results of operations, and consolidated financial condition. Our clients in the oil and gas industry have historically accounted for a substantial portion of our revenues. Widespread public health crises, epidemics and pandemics, threat of recession and related economic repercussions created significant volatility, uncertainty and turmoil in the oil and gas industry during 2022 and 2021 and continue to disrupt the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. While the effects of the COVID-19 outbreak recently appear to be lessening significantly, widespread public health crises, epidemics and pandemics spreading throughout the U.S. and globally could result in significant disruptions. The global economy, our markets and our clients’ businesses have been, and may continue to be, materially and adversely affected by widespread public health crises, epidemics and pandemics.
The threat of recession on the economic environment may affect client demand for our services. The threat of recession on our economic environment and political uncertainty may reduce the availability of liquidity and credit and, in many cases, reduce demand for our clients’ products. Disruption of the credit markets could also adversely affect our clients’ ability to finance ongoing maintenance and new capital projects, resulting in contract cancellations or suspensions, capital project delays, repurposing of infrastructure, and infrastructure closures. An extended or deep recession may result in plant closures or other contractions in our client base. These factors may also adversely affect our ability to collect payment for work we have previously performed. Furthermore, our ability to expand our business could be limited if, in the future, we are unable to increase our credit capacity under favorable terms or at all. Such disruptions, should they occur, could materially impact our results of operations, financial position or cash flows.
Extended periods of low prices for crude oil can have a material adverse impact on our results of operations, financial condition and liquidity. While we continue to expand our market presence in the areas of aerospace and defense, construction, chemical processing, manufacturing, power generation, and public infrastructure, among other industries, economic downturns within the oil and gas industry including falling crude oil prices, have resulted in, and could in the future, result in reduction in demand for our services.
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

Table of Content

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
Our ongoing investments in new client markets involve significant risks, could disrupt our current operations and may not produce the long-term benefits that we expect. Our ability to compete successfully in new client markets depends on our ability to continue to deliver innovative, relevant and useful services to our clients in a timely manner. As a result, we have invested, and expect to continue to invest, resources in developing products and services to new clients. Such investments may not prioritize short-term financial results and may involve significant risks and uncertainties, including encountering new competitors. We may fail to generate sufficient revenue, operating margin or other value to justify our investments in such new client markets, thereby harming our ability to generate revenue.
Ukraine Conflict. The Company does not have employees or operations in Russia or Ukraine. Sanctions and other trade controls imposed by the United States and other governments in response to Russia’s military operations in Ukraine could impact our supply chain and our clients’ businesses in future periods. While it is difficult to estimate the impact of current or future sanctions on the Company’s business and financial position, these sanctions could adversely impact the Company’s sales, cost of procuring raw materials, or distribution costs in future periods.
We may not be able to meet the NYSE’s continued listing requirements and rules, and the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our shareholders’ ability to sell our common stock and may lead to potential events of default on existing debt instruments. The NYSE has several listing requirements set forth in the NYSE Listed Company Manual. For example, Section 802.01C of the NYSE Listed Company Manual requires that our common stock trade at a minimum average closing price of $1.00 per share over a consecutive 30 trading day period. Section 802.01B of the NYSE Listed Company Manual requires that either our average global market capitalization (inclusive of common and preferred equity) or our total shareholders’ equity exceed $50.0 million.
On June 17, 2022, we were notified by the NYSE that we were no longer in compliance with the NYSE continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual due to the fact that our average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our shareholders’ equity was less than $50.0 million. If our average global market capitalization over a consecutive 30 trading-day period drops below $15.0 million, the NYSE will initiate delisting proceedings. As required by the NYSE, we notified the NYSE of our intent to cure the deficiency and restore our compliance with the NYSE continued listing standards. In accordance with applicable NYSE procedures, on August 1, 2022 we submitted a plan advising the NYSE of the definitive actions we have taken and are taking that would bring us into compliance with NYSE continued listing standards within 18 months of receipt of the written notice. The NYSE accepted the plan and our common stock will continue to be listed and traded on the NYSE during the 18-month period from June 17, 2022, subject to our compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan.
On November 2, 2022, we were notified by the NYSE that the average closing price of our common stock, over a prior 30 consecutive trading day period was below $1.00 per share. We had a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement, with the possibility of extension at the discretion of the NYSE.
On November 2, 2022 our shareholders approved a proposal to authorize the Board to implement the Reverse Stock Split (as defined below), which became effective on December 21, 2022.
On January 3, 2023, we were notified by the NYSE that we had regained compliance with the minimum share price continued listing standard.
Although we have regained compliance with Section 802.01C of the NYSE Listed Company Manual within the cure period, there is no assurance that we will remain in compliance with Section 802.01C of the NYSE Listed Company Manual or other NYSE continued listing standards in the future.
A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, our employees, and parties conducting business with us. A delisting of our common stock could constitute a “fundamental change” under the terms of our 5.00% Convertible Notes due 2023 (the “Notes”), requiring us to make an offer to

Table of Content

repurchase the Notes at par. There can be no assurance we would have sufficient funds available to us to repurchase the Notes if required to do so. Failure to repurchase the Notes also could cause a cross-default under our 2022 ABL Credit Facility and Term Loans, which would permit the holders of the indebtedness to accelerate the maturity thereof and proceed against their collateral and could have a material adverse effect on our business and financial condition.
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
Our business depends upon the maintenance of our proprietary technologies and information. We depend on our proprietary technologies and information, many of which are no longer subject to patent protection. We regularly enter into confidentiality agreements with our key employees, clients, potential clients and other third parties and limit access to and distribution of our trade secrets and other proprietary information. However, these measures may not be adequate to prevent misappropriation of our technologies or to assure that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. In addition, because we operate worldwide, the laws of other countries in which we operate may not protect our proprietary rights to the same extent as the laws of the United States. We are also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights.
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
No assurances can be made that we will be successful in hiring or retaining members of a skilled technical workforce. We have a skilled technical workforce and an industry recognized technician training program for each of our service lines that prepares new employees as well as further trains our existing employees. The competition for these individuals is intense. Due to the impacts of COVID-19 and economic uncertainty, we implemented cost reductions and organizational changes which increases our risk of losing key skilled employees. As the economic environment and demand for our services recovers, we will be under pressure to re-hire or onboard employees during a time when there could be a significant demand for skilled labor. The loss of these individuals, or failure to attract new employees, could adversely affect our ability to perform our obligations on our clients’ projects or maintenance and consequently could negatively impact the demand for our products and services.
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
Additional impairments of our intangible and other long-lived assets, and changes in the estimated useful lives of intangible assets could have a material adverse impact on our results of operations and financial condition. As a result of past acquisitions, intangible assets comprise a significant portion of our total assets. As of December 31, 2022, our intangible

Table of Content

assets totaled $75.4 million. Our long-lived assets, including our finite-lived intangible assets, are tested for impairment when circumstances indicate that the carrying amount may not be recoverable. A decrease in our market capitalization or profitability or unfavorable changes in market, economic and industry conditions would increase the risk of impairment.
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
Improvements in operating results from expected savings in operating costs from workforce reductions and other cost saving and business improvement initiatives may not be realized, may take longer to be realized, or could be realized only for a limited period. Since January 2021, we have implemented a new strategic organizational structure and reduced our operating costs through headcount reductions and other steps to better position ourselves for the recovery after the COVID-19 pandemic and to continue service diversification, and enhance client value. These organizational changes resulted in restructuring charges and other cost saving opportunities. However, in order to implement this or any other future cost savings or business improvement initiatives, we expect to incur additional expenses, which could adversely impact our financial results prior to the realization of the expected benefits associated with the initiatives. Due to numerous factors or future developments, we may not achieve cost reductions or other business improvements consistent with our expectations or the benefits may be delayed. These factors or future developments could include (i) the incurrence of higher than expected costs or delays in reassigning and retraining remaining employees or outsourcing or eliminating duties and functions of eliminated employees, (ii) unanticipated delays in discharging employees in eliminated positions as a result of regulatory or legal limitations on employee terminations in certain jurisdictions, (iii) actual savings differing from anticipated cost savings, (iv) anticipated benefits from business improvement initiatives not materializing and (v) disruptions to normal operations or other unintended adverse impacts resulting from the initiatives.
We may also decide to reduce, suspend or terminate our cost saving and business improvement initiatives at any time before achieving the estimated benefits or after a limited period of time. The elimination of current employees can also result in increased future costs in hiring, training and mobilizing new employees or rehires in the event of a future increase in demand for our services, resulting in a slower recovery of results from operations. Our initiatives may negatively affect our ability to retain and attract qualified personnel, who may experience uncertainty about their future roles with us.
We may experience inflationary pressures in our operating costs and cost overruns on our projects. A number of our clients are serviced under fixed price contracts or contracts including a combination of fixed and variable elements, where we bear a portion of the risk for cost overruns. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of subcontractors, materials and other exigencies of our services. Our profitability depends heavily on our ability to make accurate estimates. Inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, trade disputes and tariffs, currency fluctuations, inflation pressures or our suppliers’ or subcontractors’ inability to perform could result in substantial losses, as such changes adversely affect the revenues and profitability recognized on each project. Current and future inflationary volatility driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies as well as the ongoing military conflict between Russia and Ukraine could further impact our ability to make accurate estimates, which could have an adverse impact on our business, cash flows and profitability.
Additionally, we may incur significant costs in excess of estimates due to changes to work orders requested by our clients that materially change the scope of work to be completed by us. Our services are usually performed pursuant to purchase orders issued under written client agreements. We may be required to perform additional services that were not contemplated in the pricing related to any such purchaser order, including services resulting from client requested changes, incomplete or inaccurate engineering, changes in project specifications and other similar information provided to us by the client which form the basis for our original estimates. We recognize revenue proportionately as costs are incurred, therefore, we may be required to adjusted revenue recognize on fixed contract projects in the event we incur actual costs in excess of our estimates for such project if we are unable to obtain adequate compensation for any such additional services.
Economic, political and other risks associated with international operations could adversely affect our business. A portion of our operations are conducted and located outside the U.S., and accordingly, our business is subject to risks associated with doing business internationally, including changes in foreign currency exchange rates, instability in political or economic conditions, difficulty in repatriating cash proceeds, differing employee relations, differing regulatory environments, trade protection measures, and difficulty in administering and enforcing corporate policies which may be different than the normal business practices of local cultures. Our international business operations may include projects in countries where corruption is prevalent. Although we have implemented continue to and enforce policies and procedures designed to ensure compliance with the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act, there can be no assurance that all of our

Table of Content

employees, contractors or agents, including those representing us in countries where practices which violate such anti-corruption laws may be customary, will not take actions in violation of our policies and procedures. Any violation of foreign or U.S. laws by our employees, contractors or agents, even if such violation is prohibited by our policies and procedures, could have a material adverse effect on our results of operations, financial position or cash flows.
Business acquisitions and divestitures entail risk for investors. From time to time, we seek growth through strategic acquisitions while also evaluating our portfolio for potential divestitures in the specialty maintenance and specialty industrial services, including inspection, engineering assessment and mechanical services to complement, diversify or rationalize our existing business. We may also acquire other businesses that enhance our services or geographic scope and/or divest certain businesses or service offerings to rationalize our operations and take advantage of strategic opportunities. We may not be able to expand our market presence through acquisitions, and acquisitions may present unforeseen integration difficulties or costs. No assurances can be made that we will realize the cost savings, synergies or revenue enhancements that we may anticipate from any acquisition or divestiture, or that we will realize such benefits within the time frame that we expect. If we are not able to address the challenges associated with acquisitions and successfully integrate acquired businesses, or if our integrated product and service offerings fail to achieve market acceptance, or if we are not able to successfully separate divested operations, our business could be adversely affected. The transactions may also affect our share price or future financial results depending on the structure of such considerations. To the extent we issue stock or other rights to purchase stock, including options or other rights, existing shareholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of additional debt.
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
Increasing scrutiny and changing expectations from investors, customers and other market participants with respect to sustainability or environmental, social and governance (“ESG”) matters may impose additional costs on us or expose us to reputational or other risks. Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies, initiatives and activities by investors, lenders, regulators, customers and other market participants. While we have policies and initiatives in place related to our ESG practices, the recent increased focus on ESG matters may impact our access to capital, as investors and lenders may reconsider their capital investment allocation as a result of their assessment of our ESG practices. Further, regulatory requirements related to ESG continue to evolve and may increase our costs of compliance. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters as

Table of Content

they continue to evolve or if we are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer reputational damage.
While we may create and publish voluntary disclosures regarding ESG matters from time to time, certain statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and lack of an established, single approach to identifying, measuring and reporting on many ESG issues.
In addition, organizations that provide rating information to investors on ESG matters may assign unfavorable ratings to Team or our industries, which may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price and our costs of capital. To the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations. Such ESG matters may also impact our customers, which may result in reduced demand for certain of our products and services.
Risks Related to Financing Our Business
We may not be able to continue as a going concern. The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2022, disclose a “going concern” qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern.
We have suffered recurring operating losses related to COVID-19 and the related economic repercussions and difficult market conditions. Prior to the recent financing transactions discussed below, the Company required additional liquidity to continue its operations over the next twelve months. During 2022, revenues and margins continued to be pressured by inflationary costs including labor, materials, and transportation resulting in further operating losses. As of December 31, 2022, we were in compliance with our debt covenants; however, our financial forecasts as of December 31, 2022 indicated insufficient cash flows from operations to address our near-term liquidity needs and maintain compliance with our debt covenants within one year following the date that our consolidated financial statements are issued.
As discussed further in Note 12 – Debt, during 2022, the Company executed a number of amendments to its debt instruments, including amendments to our 2022 ABL Credit Facility, Subordinated Term Loan Credit Agreement, Notes and Term Loan Credit Agreement and entered into a new Substitute Insurance Reimbursement Facility Agreement. Such amendments and agreement provided improved liquidity and runway to execute on business turnaround plans, support working capital needs and pursue potential strategic alternatives. While such amendments and agreements provided us with additional funding to meet our near-term liquidity needs and included a waiver of our debt covenants through June 30, 2023, there can be no assurance that (i) our lenders will provide additional waivers or amendments in the event of future non-compliance with our debt covenants, or other possible events of default that could happen, or (ii) that we will generate adequate liquidity to fund our operations, or to satisfy the obligations under our Notes and potential acceleration of debt maturities that may become due.

Table of Content

Following the various amendments and agreement, we evaluated the Company’s liquidity within one year after the date of issuance of our consolidated financial statements to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, we applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, and (iii) excess availability level under the Company’s existing debt arrangements. The cash flow projections were based on known or planned cash requirements for operating and financing costs and include management’s best estimate regarding future customer activity levels, pricing for its services and for its supplies and other factors. Actual results could vary significantly from those projections. We do not believe, based on the Company’s forecast, that current working capital, cash flow from operations, and capital expenditure financing is sufficient to fund the operations, maintain compliance with our debt covenants (as amended), and satisfy the Company’s obligations, specifically with respect to the Notes described below, as they come due within one year after the date of issuance of these consolidated financial statements.
Full disclosure of the going concern qualification appears in the notes to the financial statements, see Note 1 – Summary of Significant Accounting Policies and Practices.
We are subject to risks associated with indebtedness under our credit facilities, including the risk of failure to maintain compliance with financial covenants, the risk of being unable to make interest and principal payments when due and the risk of rising interest rates. Additionally, our significant debt and high leverage could have a negative impact on our financing options and liquidity position.
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
Full disclosure of our debt appears under Item 7 – Liquidity, Capital Resources and Going Concern, Note 1 – Summary of Significant Accounting Policies and Practice, and Note 12 – Debt.
Our ability to maintain compliance with the financial covenants pursuant to the debt instruments we are party to is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. Additionally, these risks and uncertainties may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our 2022 ABL Credit Facility. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy.
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
Our 2022 ABL Credit Facility and Term Loan bear interest at variable market rates. If market interest rates increase, our interest expense and cash flows could be adversely impacted. Based on borrowings outstanding as of December 31, 2022, an increase in market interest rates of 100 basis points would increase our interest expense and decrease our operating cash flows by approximately $1.3 million on an annual basis.
Our 2022 ABL Credit Facility, Term Loan and Subordinated Term Loan restrict our ability to, among other items, incur additional indebtedness, engage in mergers, acquisitions and dispositions and alter the business conducted by us. These

Table of Content

restrictions could adversely affect our ability to operate our businesses and may limit our ability to take advantage of potential business opportunities as they arise.
Transactions relating to our convertible debt securities may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock. The Notes are convertible into 189,682 shares of common stock. Upon conversion or maturity, we may settle the Notes in cash or in shares of common stock or a combination of cash and shares of common stock, in each case, at our election. If the Notes are converted, our current intent is to settle the principal amount of the Notes in cash; however, we cannot guarantee that we will have sufficient funds available to us at the time of any such conversions in order to effect settlement in that manner. In such case, we could elect to settle the conversion obligation in a different combination of cash and shares of common stock or entirely in shares of common stock, depending on the circumstances. To the extent we deliver shares of common stock upon conversion of the Notes, the ownership interests of existing stockholders would be diluted. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.
Our largest stockholder owns a meaningful percentage of our outstanding equity securities, which could limit the ability of other stockholders to influence corporate matters. Our largest stockholder beneficially owned approximately 37.6% of the total voting power held by stockholders of our outstanding common stock as of March 10, 2023 (including PIPE Shares, as defined below, and shares issuable upon exercise of certain Warrants, as defined below, held by our largest stockholder in each case). As a result, this stockholder may be able to exert influence over our affairs and policies. This concentrated ownership could limit the ability of the remaining stockholders to influence corporate matters, and the interests of the large stockholders may not coincide with our interests or the interests of the remaining stockholders. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control.
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
Furthermore, we and our third-party providers rely on electronic communications and information systems to conduct our operations. We and our third-party providers have been, and may continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate bank account information, passwords, or other personal information or to introduce viruses or other malware to our information systems. We currently maintain insurance related to cybersecurity breaches and are exploring a range of steps to enhance our security protections and prevent future unauthorized activity. Though we endeavor to mitigate these threats, cyber-attacks against us or our third-party providers and business partners remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. Fortunately, our cybersecurity posture continued to improve in 2022. Several cybersecurity areas were automated, including a significant increase in automation of system patching. Additionally, the company's attack surface was reduced by blocking remote logins from known high risk countries and physical logins by non-company devices at major company locations.
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

Table of Content

Risks Related to Regulations
Unanticipated fluctuations in our effective tax rate and our tax obligations, changes in legislation or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial results. We are subject to taxes in the U.S. and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, which includes assessing the restrictions on tax credits, offset gains or repatriation of cash proceeds, tax assets and accruals for other taxes. There are many transactions and calculations where the ultimate tax determination is uncertain. Our future effective income tax rates could be subject to volatility or adversely affected by our profit levels, changes in our business, reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make or changes in the valuation allowance for deferred tax assets, as well as other factors. Additionally, the Organization for Economic Cooperation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) project has resulted in considerable new reporting obligations worldwide as OECD member countries have implemented its guidance. The OECD continues to publish guidance pursuant to BEPS and other projects which, if adopted by member countries, may affect our tax positions in many of the countries in which we do business.
Our future effective tax rates could also be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation of application thereof. From time to time, the U.S. Congress and foreign, state and local governments consider legislation that could increase our effective tax rate. On August 16, 2022, legislation commonly known as the Inflation Reduction Act (the “IRA”) was signed into law. Among other things, the IRA includes a 1% excise tax on corporate stock repurchases, applicable to repurchases after December 31, 2022, as well as a new 15% corporate alternative minimum tax based on book income. We are in the process of evaluating the potential impacts of the IRA on us. Our analysis of the effect of the IRA on us is ongoing and incomplete, and it is possible that the IRA (or implementing regulations, which have not yet been issued, and initial guidance, which was issued on December 27, 2022) could adversely impact our current and deferred federal tax liability. We cannot determine whether, or in what form, other future tax legislation will ultimately be enacted or what impact any such legislation could have on our profitability.
We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income or other tax liabilities against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited. On February 2, 2022, the Company entered into a Section 382 Rights Agreement (the “Section 382 Rights Agreement”) with Computershare Trust Company, N.A., as rights agent, to facilitate our ability to preserve our net operating losses and certain other tax attributes. As of December 31, 2022, we had net operating loss carryforwards for U.S. federal income tax purposes of $104.2 million. Of this amount, $3.7 million expires in various dates through 2037 and $100.5 million has an indefinite carryforward period. The Company’s ability to use its net operating losses and other tax attributes would be substantially limited if it experiences an “ownership change,” as such term is defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). A company generally experiences an ownership change if the percentage of the value of its stock owned by certain “5-percent shareholders,” as such term is defined in Section 382 of the Code, increases by more than 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use net operating losses to reduce future taxable income and liabilities may also be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future. The Section 382 Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 of the Code by deterring any Person (as such term is defined in the Section 382 Rights Agreement) or group of affiliated or associated Persons from acquiring beneficial ownership of 4.9% or more of our outstanding common shares. Notwithstanding the foregoing, even if the Section 382 Rights Agreement deters an ownership change, it is possible that we will not generate taxable income in time to use such net operating losses before their expiration, or at all.
The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, among other things, includes changes to the rules governing our U.S. federal net operating losses. Net operating losses arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the net operating losses into account) for tax years beginning after December 31, 2020. In addition, net operating losses arising in tax years 2018, 2019, and 2020 are subject to a five-year carryback and indefinite carryforward, while net operating losses arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back. Not all states conform to the Tax Act or CARES Act and some states have varying conformity to the Tax Act or CARES Act. In future years, if and when a net deferred tax asset is recognized related to our net operating losses, the changes in the carryforward/carryback periods as well as the new limitation on use of net operating losses may significantly impact our valuation allowance assessments for net operating losses generated after December 31, 2017. As such there is a risk that due to regulatory changes, such as suspensions on the use of net operating losses or other unforeseen developments, our existing net operating losses could expire or otherwise be unavailable to reduce future income tax liabilities, including for state

Table of Content

tax purposes. For these reasons, we may not be able to utilize some portion of our net operating losses even if we attain profitability.
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
Our business is subject to risks arising from climate change, including climate change legislation or regulations restricting emissions of “greenhouse gases,” changes in consumer preferences and technology and physical impacts of climate change, all of which could have a negative impact on our business and results of operations. There has been an increased focus in the last several years on climate change in response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the U.S. and other parts of the world that are focused on restricting the emission of greenhouse gases. The current Presidential administration has also emphasized its intention to actively pursue its policy goals of addressing global climate change through significant economy-wide reductions in greenhouse gases and hastening the transition from carbon-based energy sources. The adoption of new or more stringent legislation or regulatory programs limiting greenhouse gas emissions from clients, particularly those in refining and petrochemical industries, for whom we provide repair and maintenance services, or reducing the demand for those clients’ products, could in turn affect demand for our products and services. Similarly, changing consumer preferences for goods or services relating to alternative sources of energy or emissions reductions and technological advances in fuel economy and energy generation devices or other technological advances could materially affect our clients, which in turn could negatively impact demand for our services and adversely affect our results of operations, financial condition, and liquidity. Additionally, some of our clients are modifying their plants and facilities and may adopt new technology in efforts to better align their operations and products with energy transition issues, but there is no assurance that such modified facilities or technological advancements will require the same level of services and products that we currently provide. In addition, our manufacturing centers use electricity generated by burning fossil fuels, which releases carbon dioxide. Increased energy or compliance costs and expenses as a result of any increased legal or regulatory requirements to limit and/or track GHG emissions may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products.
Finally, most scientists have concluded that increasing greenhouse gas concentrations in the atmosphere may produce physical effects of climate change, such as increased severity and frequency of storms, droughts, floods and other climate events. Such climate events have the potential to adversely affect our operations or those of our clients or suppliers, which in turn could have a negative effect on us, including by adversely impacting our results of operations, financial condition and cash flows. Such events, if increasing in their severity and frequency, may also adversely affect our ability to insure against the risks associated with such events, thus leading to greater financial risk for us in the conduct of our operations against the backdrop of such events.
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

Table of Content

Risks Related to Legal Liability
Our insurance coverage will not fully indemnify us against certain claims or losses. Further, our insurance has limits and exclusions and not all losses or claims are insured. We perform services in hazardous environments on or around high-pressure, high temperature systems and our employees are exposed to a number of hazards, including exposure to hazardous materials, explosion hazards and fire hazards. Incidents that occur at these large industrial facilities or systems, regardless of fault, may be catastrophic and adversely impact our employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. Our contracts typically require us to indemnify our clients for injury, damage or loss arising out of our presence at our clients’ location, regardless of fault, or the performance of our services and provide for warranties for materials and workmanship. We may also be required to name the client as an additional insured under our insurance policies. We maintain limited insurance coverage against these and other risks associated with our business. Due to the high cost of general liability coverage, we maintain insurance with a self-insured retention of $1.0 million and a deductible of $4.0 million per occurrence. This insurance may not protect us against liability for certain events, including events involving pollution, product or professional liability, losses resulting from business interruption or acts of terrorism or damages from our breach of contract. We cannot assure you that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, in the future, due to evolving market conditions, our higher risk profile due to the nature of our operations and claims history, and expected impact on pricing, we cannot assure that we will be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our results of operations, financial position or cash flows.
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

Table of Content

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We provide our services globally through more than 150 locations and 20 countries throughout the world. There are several materially important physical properties used in our operations. We own a facility in Alvin, Texas that consists of our primary training facility, equipment center and ISO-9001 certified manufacturing facility for clamps, enclosures, and sealants. Additionally, we operate two manufacturing facilities in Houston, Texas (one of which is owned and the other is leased), which are included in our MS segment. Further, we lease office space for our corporate headquarters in Sugar Land, Texas and leased office space for our Quest Integrity segment headquarters in Kent, Washington, until its sale on November 1, 2022. Additional district service locations considered materially important in our IHT and MS segments are as follows. We lease facilities in Mobile, Alabama; Benicia, California; Harbor City, California; Hammond, Indiana; Columbus, Ohio; Pasadena, Texas (two locations); and Edmonton, Alberta, Canada. We own a facility in Pasadena, Texas; a facility in Vlissingen, Netherlands and three facilities in the United Kingdom in Kendal, Carlisle and Scunthorpe.
We believe that our property and equipment are adequate for our current needs, although additional investments are expected to be made for expansion of property and equipment and replacement of assets at the end of their useful lives.
ITEM 3.    LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found in Note 17 Commitments and Contingencies to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

Table of Content

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock is traded on the NYSE under the symbol “TISI”.
Holders
There were 447 holders of record of our common stock as of March 10, 2023, excluding beneficial owners of stock held in street name.
Dividends
No cash dividends were declared or paid during the years ended December 31, 2022 or 2021. We are limited in our ability to pay cash dividends without the consent of our lenders. Accordingly, we have no present intention to pay cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board.

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
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future developments and/or otherwise are not statements of historical fact. See Item 1 at the beginning of this Annual Report.
Overview of Business
We are a global, leading provider of specialty industrial services offering clients access to a full suite of conventional, specialized, and proprietary mechanical, heat-treating, and inspection services. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our clients’ most critical assets. Prior to the sale of our Quest Integrity segment (“Quest Integrity”) as discussed below, we conducted operations in three segments: Inspection and Heat Treating (“IHT”), Mechanical Services (“MS”) and Quest Integrity. We currently conduct operations in two segments. Through the capabilities and resources in these two segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide these services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services, and (iii) nested or run-and-maintain services.
Significant Factors Impacting Results and Recent Developments
Our revenues, gross margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Cautionary Note Regarding Forward-Looking Statements above and Part 1, Item 1A. “Risk Factors” included in this report and have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain factors are described below.
Reverse Stock Split. On November 2, 2022, the Company’s shareholders approved a proposal to authorize the Board to implement a reverse stock split of the outstanding shares of the Company’s common stock at a ratio of one-for-ten (the “Reverse Stock Split”). The Board approved the Reverse Stock Split on December 9, 2022, which became effective on December 21, 2022. At the effective time, every ten issued and outstanding shares of common stock were converted into one share of common stock. The common stock began trading on a reverse split-adjusted basis on the NYSE at the opening of trading on December 22, 2022. The Reverse Stock Split also effected a proportionate reduction in the Company’s authorized shares of common stock from 120,000,000 shares to 12,000,000 shares, and reduced the number of shares of common stock outstanding from 43,429,089 shares to 4,342,909 shares.
All issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise and/or vesting of all outstanding stock options, restricted stock units and warrants to purchase shares of common stock. A proportionate adjustment was also made to the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans to reflect the Reverse Stock Split. Any fraction of a share of common stock that was created as a result of the Reverse Stock Split was rounded up to the next whole share. The common stock par value and additional paid-in-capital line items contained in the financial statements were adjusted to account for the Reverse Stock Split for all periods presented.

Table of Content

Market Conditions Update. During the fourth quarter of 2022, the lingering impact of COVID-19 had less effect on our workforce and operations, as well as the operations of our clients, suppliers and contractors. However, the global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including increases in inflation rates, rising interest rates, disruption to global supply chains, declines in economic growth, volatility in foreign currency exchange rates, and uncertainty about economic stability. The severity and duration of the impact of these conditions on our business cannot be predicted. See Item 1A of our Annual Report on Form 10-K “Risk Factors” for additional information.
Under the CARES Act we qualified to defer the employer portion of social security taxes incurred through the end of calendar year 2020. We deferred total employer payroll taxes of $14.1 million and paid $7.0 million of the deferred payroll taxes in January 2022, transferred $0.5 million of such obligation as part of the Quest Integrity sale transaction to the buyer in November 2022, and paid the remaining amount of $6.6 million, outstanding as of December 31, 2022, in January 2023. Additionally, other governments in jurisdictions where we operate passed legislation to provide employers with relief programs, which included wage subsidy grants, deferral of certain payroll related expenses and tax payments and other benefits. As these other governments review compliance with their relief programs, we may be required to return a portion of these funds. We elected to treat qualified government subsidies from Canada and other governments as offsets to the related expenses. As a result, we recognized $0.6 million and $0.1 million as a reduction to operating expenses and selling, general and administrative expenses, respectively, during the twelve months ended December 31, 2022. We recognized $6.2 million and $1.5 million as a reduction to operating expenses and selling, general and administrative expenses, respectively, during the twelve months ended December 31, 2021. We also deferred certain payroll related expenses and tax payments under other foreign government programs. We had $2.1 million and $3.2 million as of December 31, 2022 and 2021, respectively, related to these foreign deferrals.
Goodwill Impairment. With the sale of Quest Integrity, as discussed above, as of December 31, 2022 and December 31, 2021, there was no goodwill on the Company’s balance sheets related to continuing operations. The only segment with goodwill was Quest Integrity, which is included in discontinued operations. There was no goodwill impairment charge during the twelve months ended December 31, 2022, however, during the twelve months ended December 31, 2021, we recognized a non-cash goodwill impairment charge of $55.8 million in our MS operating segment and a non-cash goodwill impairment charge of $8.8 million in the discontinued operations of the Quest Integrity segment. These charges were a result of a goodwill impairment test that was triggered as a result of certain impairment indicators present during the twelve months ended December 31, 2021, primarily due to the impact of COVID-19 and the related continued curtailment of operations, decline in our forecast, continued declines in our stock price, reporting unit operating losses, and continued declines in the reporting units’ net sales compared to forecast.
Recent Financing Transactions. During 2022 the Company executed a number of amendments to its debt instruments, including amendments to our 2022 ABL Credit Facility, Subordinated Term Loan Credit Agreement and Term Loan Credit Agreement and entered into a new Substitute Insurance Reimbursement Facility Agreement. See Note 12 - Debt to the consolidated financial statements for additional details related to these amendments.

Table of Content

Results of Operations
The following is a comparison of our results of operations for the twelve months ended December 31, 2022 and December 31, 2021.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table sets forth the components of revenue and operating income (loss) from our operations for the twelve months ended December 31, 2022 and 2021 (in thousands):

	Twelve Months Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Revenues by business segment:
IHT	$422,562	$415,371	$7,191	1.7%
MS	417,646	378,826	38,820	10.2%
Total revenues	$840,208	$794,197	$46,011	5.8%

Operating income (loss):
IHT	17,093	12,997	4,096	31.5%
MS1	20,930	(47,728)	68,658	NM2
Corporate and shared support services	(77,825)	(92,151)	14,326	15.5%
Total operating loss	$(39,802)	$(126,882)	$87,080	68.6%

Interest expense, net	85,052	46,079	38,973	84.6%
Loss on debt extinguishment	30,083	—	30,083	NM2
Loss on warrants	—	59	(59)	NM2
Other expense (income), net	(8,156)	3,052	(11,208)	NM2
Loss before income taxes	$(146,781)	$(176,072)	$29,291	16.6%
Provision for income taxes	3,306	8,773	(5,467)	(62.3)%
Net loss	$(150,087)	$(184,845)	$34,758	18.8%
_________________
1    Includes goodwill impairment charge of $55.8 million for the twelve months ended December 31, 2021.
2    NM - Not meaningful.
Revenues. Total revenues increased $46.0 million or 5.8% from the same period in the prior year. Total revenue was negatively impacted by $15.0 million in unfavorable foreign exchange rates during 2022. IHT revenues increased by $7.2 million or 1.7% and MS revenue increased by $38.8 million or 10.2%. IHT segment’s revenue increased primarily due to higher turnaround and nested activity in the United States compared to prior year, partially offset by a decrease in revenue in Canada. MS revenues increased primarily due to higher activity in our U.S. and Latin American operations related to leak repair, hot tapping services, and the U.S. valve business, partially offset by decreases in international revenue due to non-repeating project work in the United Kingdom in 2021.
Operating income (loss). Overall operating loss was $39.8 million, compared to an operating loss of $126.9 million in the prior year. The overall decrease in operating loss is mainly attributable to the MS segment which recorded a $55.8 million goodwill impairment charge in the prior year. Additionally, there was a $2.5 million improvement in the Canadian MS business, a $3.2 million improvement in the valve business, and efficiency gains realized in the equipment centers, manufacturing, and engineering. This was partially offset by $1.4 million decrease in COVID-19 related subsidies in the current year compared to prior year. IHT operating income increased by $4.1 million driven primarily by a $9.3 million improvement in the U.S. due to higher activity and related revenue realization and savings in overhead costs, partially offset by the completion of a significant Canadian customer contract in the first quarter of 2022 and COVID-19 related subsidies received in 2021, which were not received in 2022. Corporate operating loss decreased by $14.3 million due to lower professional fees and legal fees in the current year compared to prior year and lower overall costs due to the Company’s cost reduction efforts. The impact of our cost reduction efforts have been partially offset by continued cost inflation in several areas across all segments, such as raw materials, transportation, and labor costs.

Table of Content

Operating loss for the current year includes net expenses totaling $20.4 million that we do not believe are indicative of our core operating activities, while the same period in the prior year included $74.7 million of such items.

The detail of non-core expenses reflected in operating income (loss) are as follows (unaudited) (in thousands):
	IHT	MS	Corporate and shared support services	Total
Twelve Months Ended December 31, 2022
Professional fees and other[1]	$—	$—	$13,915	$13,915
Legal costs[2]	—	—	2,571	2,571
Severance charges,net[3]	286	685	2,990	3,961
Total	$286	$685	$19,476	$20,447
Twelve Months Ended December 31, 2021
Professional fees and other[1]	$—	$—	$8,882	$8,882
Legal costs[2]	—	—	7,243	7,243
Severance charges,net[3]	661	524	1,564	2,749
Goodwill impairment charge	—	55,837	—	55,837
Total	$661	$56,361	$17,689	$74,711
______________________

1    The twelve months ended December 31, 2022, includes $10.2 million debt financing costs, $1.0 million of corporate support costs with the remaining amount related to other project costs. The twelve months ended December 31, 2021, includes $1.9 million Operating Group Reorganization costs (exclusive of restructuring costs), $3.9 million debt financing costs and $2.8 million of corporate support costs.
2    Primarily relates to accrued legal matters and other legal fees related to debt restructuring and other non-routine maters..
3    2022 severance charges represent costs associated with executive departures and our ongoing cost reduction efforts across multiple segments. 2021 severance charges represent costs associated with the Operating Group Reorganization and other continuing restructuring measures.

The detail of operating income (loss) excluding non-core expenses is as follow (unaudited) (in thousands):
	Twelve Months Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Operating income (loss), excluding non-core expenses:
IHT	$17,379	$13,658	$3,721	27.2%
MS	21,615	8,633	12,982	NM1
Corporate and shared support services	(58,349)	(74,462)	16,113	21.6%
Total operating loss, excluding non-core expenses	$(19,355)	$(52,171)	$32,816	62.9%
______________________

1    NM - Not meaningful.
Excluding the impact of non-core expenses, the increase in our segment operating income is primarily attributable to our MS segment, which experienced an increase in operating income of $13.0 million. The operating income increase in MS was largely attributable to a $2.5 million improvement in the Canada business, a $5.7 million improvement in the valve business, and efficiency gains realized in the equipment centers, manufacturing, and engineering; partially offset by lack of COVID-19 related subsidies in the current year compared to the prior year. Corporate and shared support service expense decreased by $16.1 million, primarily due to the Company’s ongoing cost reduction efforts.
Interest expense, net. Interest expense increased by $39.0 million compared to the prior year, primarily due to $21.8 million in increased amortization of deferred financing costs during the twelve months ended December 31, 2022. As a result of the various maturity triggering events related to the August 1, 2023 maturity of our Convertible Notes and the related uncertainty around our ability to repay the Notes when due, the amortization period for deferred financing costs, debt and warrant discounts, and debt issuance costs was shortened to reflect the accelerated maturity dates. Even though the outstanding principal amount of debt reduced as of December 31, 2022 compared to December 31, 2021 due to the pay down on the APSC Term Loan on November 2, 2022, there was an increase in the outstanding debt during most of the year primarily attributable to the debt financing executed in the first quarter of 2022, resulting in an increase in interest expense. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion.
Loss on debt extinguishment. Loss on debt extinguishment for the year ended December 31, 2022 represented a $30.1 million loss due to partial payoff of the Term Loan which consisted of $12.4 million of cash fees and early payment

Table of Content

premium and $17.7 million of noncash write off of the unamortized balance of the related deferred insurance cost, and debt and warrant discounts.
Other expense (income), net. Other expense, net increased $11.2 million, from the same period in the prior year, primarily due to foreign currency transaction gains and gains on disposal of fixed assets in the current year compared to the prior year. Foreign currency transaction gains in the current year period reflect the effects of fluctuations in the U.S. dollar relative to the foreign currencies to which we have exposure.
Taxes. The provision for income tax was $3.3 million on the pre-tax loss from continuing operations of $146.8 million in the current year compared to the provision for income tax of $8.8 million on pre-tax loss from continuing operations of $176.1 million in the prior year. The effective tax rate was a provision of 2.3% for the year ended December 31, 2022 and 5.0% for the year ended December 31, 2021. The higher effective rate in 2021 is primarily attributable to the goodwill impairment loss taken during the year, a portion of which is not deductible for tax purposes and an increase in the valuation allowance.
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
We define adjusted net income (loss), adjusted net income (loss) per diluted share and adjusted EBIT to exclude the following items: costs associated with the Operating Group Reorganization (as defined in Note 19 to the consolidated financial statements), non-routine legal costs and settlements, non-routine professional fees, restructuring charges, certain severance charges, goodwill impairment charges and certain other items that we believe are not indicative of core operating activities. Consolidated adjusted EBIT, as defined by us, excludes the costs excluded from adjusted net income (loss) as well as income tax expense (benefit), interest charges, foreign currency (gain) loss, and items of other (income) expense. Consolidated adjusted EBITDA further excludes from consolidated adjusted EBIT depreciation, amortization and non-cash share-based compensation costs. Segment adjusted EBIT is equal to segment operating income (loss) excluding costs associated with the Operating Group Reorganization, non-routine legal costs and settlements, non-routine professional fees, restructuring charges, certain severance charges, goodwill impairment charges and certain other items as determined by management. Segment adjusted EBITDA further excludes from segment adjusted EBIT depreciation, amortization, and non-cash share-based compensation costs. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures.
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
Non-GAAP measures have important limitations as analytical tools because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures and should be read only in conjunction with financial information presented on a GAAP basis. Further, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies who may calculate non-GAAP financial measures differently, limiting the usefulness of those measures for comparative purposes. The liquidity measure of free cash flow does not represent a precise calculation of residual cash flow available for discretionary expenditures. Reconciliations of each non-GAAP financial measure to its most directly comparable GAAP financial measure are presented below.
The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements:

Table of Content

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2022	2021	2022	2021

Adjusted Net Income (Loss):
Net loss	$(56,932)	$(37,899)	$(150,087)	$(184,845)
Professional fees and other[1]	3,339	5,775	13,915	8,882
Legal costs (credit)[2]	(700)	398	2,571	7,243
Severance charges, net[3]	933	219	3,961	2,749
Natural disaster insurance recovery[4]	(324)	—	(1,196)	—
Loss on debt extinguishment[7]	30,083	—	30,083	—
Loss on warrants	—	59	—	59
Goodwill impairment charge	—	—	—	55,837
Tax impact of adjustments and other net tax items[5]	(48)	(18)	(79)	(386)
Adjusted net loss	$(23,649)	$(31,466)	$(100,832)	$(110,461)

Adjusted net loss per common share:
Basic and diluted	$(5.46)	$(10.12)	$(24.08)	$(35.66)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(56,932)	$(37,899)	$(150,087)	$(184,845)
Provision for income taxes	(876)	353	3,306	8,773
Interest expense, net	21,344	17,315	85,052	46,079
Foreign currency loss (gain)	1,263	990	(2,692)	3,299
Pension credit[6]	(178)	(102)	(749)	(622)
Loss (gain) on equipment sale	69	375	(4,200)	375
Loss on debt extinguishment[7]	30,083	—	30,083	—
Loss on warrants	—	59	—	59
Professional fees and other[1]	3,339	5,775	13,915	8,882
Legal costs (credit)[2]	(700)	398	2,571	7,243
Severance charges, net[3]	933	219	3,961	2,749
Natural disaster insurance recovery[4]	(324)	—	(1,196)	—
Goodwill impairment charge	—	—	—	55,837
Consolidated Adjusted EBIT	(1,979)	(12,517)	(20,036)	(52,171)
Depreciation and amortization
Amount included in operating expenses	3,757	4,391	15,600	18,342
Amount included in SG&A expenses	5,246	5,110	20,853	20,560
Total depreciation and amortization	9,003	9,501	36,453	38,902
Non-cash share-based compensation costs	(323)	1,437	247	7,013
Consolidated Adjusted EBITDA	$6,701	$(1,579)	$16,664	$(6,256)

Free Cash Flow:
Cash used in operating activities	$(1,152)	$(2,866)	$(51,725)	$(41,674)
Capital expenditures	(3,245)	(4,094)	(20,544)	(14,105)
Free Cash Flow	$(4,397)	$(6,960)	$(72,269)	$(55,779)
____________________________________
1    The three and twelve months ended December 31, 2022, includes $1.8 million and $10.2 million, respectively, related to costs associated with debt financing, $1.0 million of corporate support costs for the year ended December 31, 2022 and other project costs. The three and twelve months ended December 31, 2021, includes $0.2 million and $1.9 million, respectively, of costs associated with the Operating Group Reorganization (exclusive of restructuring costs). Additionally, for the twelve months ended December 31, 2021, $3.9 million was related to costs associated with debt financing and $2.8 million of corporate support costs.
2    Primarily relates to accrued legal matters, adjustments to legal reserves and other legal fees related to debt restructuring and other non-routine matters.
3    2022 severance charges represent costs associated with executive departures and our ongoing cost reduction efforts across multiple segments. 2021 severance charges represent costs associated with the Operating Group Reorganization and other continuing restructuring measures.

Table of Content

4    Amount represent the insurance recovery received during the year for hurricane damage incurred in prior year.
5    Represents the tax effect of the adjustments. Beginning in Q2 2021, we began using the statutory tax rate, net of valuation allowance by legal entity to determine the tax effect of the adjustments. Prior to Q2 2021, we used an assumed marginal tax rate of 21%. We have updated the 2021 prior period tax impact to use the statutory tax rate by legal entity, net of valuation allowance.
6    Represents pension credit for the U.K. pension plan based on the difference between the expected return on plan assets and the amount of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date. Accruals for future benefits ceased in connection with a plan curtailment in 2013.
7    Represents loss on partial payoff of the APSC Term Loan consisting $12.4 million of cash fees and premium and the noncash write off of the unamortized balance of deferred issuance cost and warrant and debt discounts in the amount of $17.7 million.

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2022	2021	2022	2021
IHT
Operating income	$4,055	$2,173	$17,093	$12,997
Severance charges, net[1]	94	86	286	661
Adjusted EBIT	4,149	2,259	17,379	13,658
Depreciation and amortization	3,019	3,071	12,391	12,959
Adjusted EBITDA	$7,168	$5,330	$29,770	$26,617

MS
Operating income (loss)	$5,778	$3,071	$20,930	(47,728)
Severance charges, net[1]	596	30	685	524
Goodwill impairment loss	—	—	—	55,837
Adjusted EBIT	6,374	3,101	21,615	8,633
Depreciation and amortization	4,799	5,068	19,021	20,500
Adjusted EBITDA	$11,173	$8,169	$40,636	$29,133

Corporate and shared support services
Net loss	$(66,765)	$(43,143)	$(188,110)	$(150,114)
Provision for income taxes	(876)	353	3,306	8,773
Loss (gain) on equipment sale	69	375	(4,200)	375
Interest expense, net	21,344	17,315	85,052	46,079
Loss on debt extinguishment[3]	30,083	—	30,083	—
Foreign currency loss (gain)	1,263	990	(2,692)	3,299
Pension expense (credit)[4]	(178)	(102)	(749)	(622)
Loss on warrants	—	59	—	59
Professional fees and other[5]	3,339	5,775	13,915	8,882
Legal costs[6]	(700)	398	2,571	7,243
Severance charges, net[1]	243	103	2,990	1,564
Natural disaster insurance recovery[2]	(324)	—	(1,196)	—
Adjusted EBIT	(12,502)	(17,877)	(59,030)	(74,462)
Depreciation and amortization	1,185	1,362	5,041	5,443
Non-cash share-based compensation costs	(323)	1,437	247	7,013
Adjusted EBITDA	$(11,640)	$(15,078)	$(53,742)	$(62,006)
_________________
1    2022 severance charges represent costs associated with executive departures and ongoing cost reduction efforts across multiple segments. 2021 severance charges represent costs associated with the Operating Group Reorganization and other continuing restructuring measures.
2    Amount represents the insurance recovery for hurricane damage incurred in prior year.
3    Represents loss on partial payoff of the APSC Term Loan consisting $12.4 million of cash fees and premium and the noncash write off of the unamortized balance of deferred issuance cost and warrant and debt discounts in the amount of $17.7 million.
4    Represents pension credit for the U.K. pension plan based on the difference between the expected return on plan assets and the amount of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date. Accruals for future benefits ceased in connection with a plan curtailment in 2013.
5    For the three and twelve months ended December 31, 2022, includes $1.8 million and $10.2 million, respectively, related to costs associated with debt financing, $1.0 million of corporate support costs for the year ended December 31, 2022 and other project costs. For the three and twelve months ended December 31, 2021, includes $0.2

Table of Content

million and $1.9 million, respectively, of costs associated with the Operating Group Reorganization (exclusive of restructuring costs). $3.9 million associated with debt financing and $2.8 million of corporate support costs.
6    Primarily relates to accrued legal matters, adjustments to legal reserves and other legal fees related to debt restructuring and other non-routine matters.

Liquidity, Capital Resources and Going Concern.
The accompanying consolidated financial statements have been prepared in accordance with GAAP and assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issue date of these consolidated financial statements. Our ability to continue as a going concern is dependent on many factors, including among other things, our ability to comply with the covenants in our debt agreements, our ability to cure any defaults that occur under our debt agreements, or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as defaults occur or as interest and principal payments come due. Liquidity risk is the risk that we will be unable to meet our financial obligations as they become due. Our liquidity may be affected by improvements or declines in commodity prices, our segments’ operational performance, and our ability to access capital and credit markets.
We evaluated our liquidity within one year after the date of issuance of the accompanying audited consolidated financial statements to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, we applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, and (iii) projected availability under the Company’s existing debt arrangements. The cash flow projections were based on known or planned cash requirements for operating and financing costs and include management’s best estimate regarding future customer activity levels, pricing for its services and for its supplies and other factors. Actual results could vary significantly from those projections. We do not believe, based on the Company’s forecast, that current working capital, cash flow from operations, expected availability under our existing credit agreements and capital expenditure financing is sufficient to fund the operations, maintain compliance with our debt covenants (as amended), and satisfy the Company’s obligations, specifically with respect to the Notes described below, as they come due within one year after the date of issuance of these consolidated financial statements.
We are exploring alternatives to reduce or refinance the Notes outstanding balance, including extending their maturity as well as other alternatives. There is no assurance that we will be able to execute a reduction, extension, or refinancing of the Notes or that the terms of any replacement financing would be as favorable as the terms of the Notes prior to the maturity date. Under the terms of our amended financing arrangements that were entered into during 2022, the Maturity Reserve Trigger Date (as defined in the 2022 ABL Credit Agreement), and the Maturity Trigger Date (as defined in the Term Loan Credit Agreement), collectively referred to as the “Trigger Date” is June 17, 2023, see to Note 12 - Debt for additional information. Therefore, the Notes balance must be paid down to less than $10.0 million by June 17, 2023.
The failure to pay down the Notes to less than $10.0 million would (i) trigger the early maturity of our Term Loan Credit Agreement pursuant to the Trigger Date concept, and (ii) permit the administrative agent under the 2022 ABL Credit Agreement to implement a borrowing base reserve in an amount equal to the outstanding principal amount of the Notes on such date. A required repayment of the Term Loan Credit Agreement in accordance with the Trigger Date concept would in turn trigger a requirement to repay the Subordinated Term Loans pursuant to the Subordinated Term Loan Credit Agreement 14 days after repayment in full of the Term Loan Credit Agreement. Refer to Note 12 - Debt for more information on the terms and maturity dates of our debt that may affect our future liquidity. There is no assurance that we would be able to make such payments, and failure to make such payments would result in events of default under the applicable credit facility and associated cross defaults under the Company’s other debt instruments. Without the execution of a refinancing transaction, an agreement to extend the Notes maturity date, and/or amendments to our existing debt agreements there is a risk that the Company could be, among other things, unable to make principal payments on the Notes when they become due on August 1, 2023. Failure to pay the Notes off at the maturity date on August 1, 2023 will result in an event of default under the Notes and the associated cross defaults noted above under the Company’s other debt instruments.
As of December 31, 2022 we are in compliance with our debt covenants. Our ability to maintain compliance with the financial covenants contained in the 2022 ABL Credit Facility, Term Loan Credit Agreement, and Subordinated Term Loan Credit Agreement is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. The lingering effects of COVID-19, the threat of recession and related economic repercussions could have a significant adverse effect on our financial position and business condition, as well as our clients and suppliers. Additionally, these events may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our 2022 ABL Credit Facility. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or

Table of Content

our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy. Political economic repercussions could have a broad range of effects on our liquidity sources and will depend on future developments and cannot be predicted at this time.
As a result of our current liquidity condition, the potential inability to negotiate an extension or amend the financial covenants, substantial doubt about the Company’s ability to continue as a going concern is raised. We are evaluating and will continue to explore strategic alternatives to a refinancing transaction or the reduction of the debt, including negotiating amendments to our credit facilities and the financial covenants contained therein, the sale of assets, or other alternative financing transactions. While our lenders agreed on an extension and amended the financial covenants in prior periods, there can be no assurance that our lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with our debt covenants, or other possible events of default. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
Financing for our operations consists primarily of our 2022 ABL Credit Facility, Term Loan, Subordinated Term Loan (as defined herein) and cash flows attributable to our operations. As of December 31, 2022, we had approximately $52.4 million of borrowing capacity consisting of $42.4 million available under the 2022 ABL Credit Facility and $10.0 million available under the Corre Delayed Draw Term Loan. Our principal uses of cash are for working capital needs and operations. We have entered into the recent financing transactions (as further described in Note 1 – Summary of Significant Accounting Policies and Practices and Note 12 – Debt) and certain amendments thereto to address our near-term liquidity needs, and we have taken definitive actions to reduce costs, improve operations, profitability, and liquidity, and position the Company for future growth; however, we have suffered recurring operating losses and subsequent to year-end, we had reduced borrowing capacity to fund our increasing working capital needs.
As of March 13, 2023, we had consolidated cash and cash equivalents of $31.3 million, excluding $6.7 million restricted mainly as collateral for outstanding letters of credit and our purchasing card programs, and approximately $35.7 million of undrawn availability under our various credit facilities, resulting in total liquidity of $67.0 million.
Refer to Note 12 - Debt for information on our debt instruments.
Cash and cash equivalents. Our cash and cash equivalents as of December 31, 2022 totaled $58.1 million. $16.3 million of the $58.1 million of cash and cash equivalents was in foreign accounts, primarily in Europe, Canada and Australia, including $1.4 million of cash located in countries where currency restrictions exist.
Our cash and cash equivalents as of December 31, 2021 totaled $65.3 million ($55.2 million related to continuing operations), of which $4.1 million was restricted for interest due on the Term Loan. Additionally, $23.8 million of the $65.3 million ($14.2 million of the $55.2 million related to continuing operations) of cash and cash equivalents was in foreign accounts, primarily in Europe, Canada and Australia, including $4.0 million ($2.4 million related to continuing operations) of cash located in countries where currency restrictions exist.
Cash flows attributable to our operating activities. For the year ended December 31, 2022, net cash used in operating activities was $57.9 million. We had net income of $70.1 million, adjusting for the gain on sale of Quest Integrity of $203.4 million and a decrease in working capital of $30.2 million, partially offset by the effect of depreciation and amortization of $37.6 million, loss on debt extinguishment of $17.7 million, amortization of debt issuance costs and debt discount of $35.5 million and paid in kind interest of $18.2 million resulted in negative operating cash flow.
For the year ended December 31, 2021, net cash used in operating activities was $35.5 million. We incurred a net loss of $186.0 million, and the goodwill impairment of $64.6 million, the effect of depreciation and amortization of $41.5 million, non-cash compensation cost of $7.0 million, amortization of debt issuance costs and debt discount of $13.8 million and deferred income taxes of $4.5 million primarily due to net tax refunds, resulted in negative operating cash flow.
Cash flows attributable to our investing activities. For the year ended December 31, 2022, net cash provided by investing activities was $243.4 million, consisting primarily of net proceeds from sale of Quest Integrity of $260.8 million and net proceeds from asset disposals of $7.2 million, partially offset by $24.7 million of capital expenditures.
For the year ended December 31, 2021, net cash used in investing activities was $14.1 million, consisting primarily of $17.6 million of capital expenditures. Capital expenditures can vary depending upon specific client needs that may arise.

Table of Content

Cash flows attributable to our financing activities. For the year ended December 31, 2022, net cash used in financing activities was $192.0 million, consisting primarily of $224.9 million payoff on the APSC term loan, $62.0 million of net payments under the 2020 ABL Credit Facility and $13.7 million of term loan debt issuance costs, partially offset by net borrowings on our 2022 ABL Credit Facility of $64.9 million and borrowings of $35.0 million under the Corre Delayed Draw Term Loan.
For the year ended December 31, 2021, net cash provided by financing activities was $91.9 million, consisting primarily of $10.5 million of term loan debt issuance costs, and $0.2 million in withholding tax payments related to share-based compensation, offset by net borrowings on our 2020 ABL Facility of $53.0 million and borrowings of $50.0 million under the Subordinated Term Loan Facility.
Effect of exchange rate changes on cash. For the year ended December 31, 2022, the effect of foreign exchange rate changes on cash was a negative impact of $0.7 million. The negative impact in the current year is primarily attributable to unfavorable fluctuations in U.S. dollar exchange rates with the Canadian dollar, the Euro, the British pound, the Australian dollar and Mexican peso.
For the year ended December 31, 2021, the effect of foreign exchange rate changes on cash was a negative impact of $1.6 million. The negative impact in 2021 is primarily attributable to unfavorable fluctuations in U.S. dollar exchange rates with the Canadian dollar, the euro, the British pound, the Australian dollar and Mexican peso.

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
Goodwill. As of December 31, 2022, and December 31, 2021, there was no goodwill on the Company’s balance sheets related to continuing operations. The only reporting unit with goodwill was Quest Integrity, which is included in discontinued operations.
Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. We test goodwill each year on December 1 for impairment at a reporting unit level, however, due to the sale of Quest Integrity, as discussed above, there was no goodwill remaining on the Company’s balance sheet that required an annual recoverability assessment. In addition, Goodwill is also tested for impairment whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
During the year ended December 31, 2021, our assessment of qualitative indicators associated with our interim and annual goodwill impairment tests indicated an impairment existed as the carrying value of the MS reporting unit exceeded its fair value. As a result, we recorded a goodwill impairment of $55.8 million during the year ended December 31, 2021. We also recorded goodwill impairment of $8.8 million on our discontinued operations during the year ended December 31, 2021.
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
New Accounting Principles
For information about newly adopted accounting principles as well as information about new accounting principles pending adoption, see Note 1 Summary of Significant Accounting Policies and practices to the consolidated financial statements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide the information required by this Item 7A.

Table of Content

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL TABLE OF CONTENTS

Table of Content

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Team, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s current liquidity position and projected noncompliance with financial covenants raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of accounting for income taxes

As discussed in Note 1 and Note 11 to the consolidated financial statements, the Company recognized $3.3 million of deferred tax liabilities, net as of December 31, 2022. The Company’s provision for income taxes from continuing operations was $3.3 million for the year ended December 31, 2022. The Company conducts business globally and consequently is subject to U.S. federal, state, and foreign income taxes in the jurisdictions in which it operates. The Company exercises judgment in the application of complex tax regulations in multiple jurisdictions.

Table of Content

We identified the evaluation of accounting for income taxes as a critical audit matter. Evaluating the Company’s application of current tax regulations and the impact of those regulations on the U.S. federal tax provision required complex auditor judgment and the use of tax professionals with specialized skills.

The following are the primary procedures we performed to address this critical audit matter. We involved tax professionals with specialized skills and knowledge, who assisted in evaluating the Company’s analyses over the application of current tax regulations and the Company’s interpretation of tax regulations.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Houston, Texas
March 14, 2023

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$58,075	$55,193
Accounts receivable, net of allowance of $5,262 and $7,843, respectively	186,689	168,273
Inventory	36,331	35,375
Income tax receivable	779	4,289
Prepaid expenses and other current assets	65,679	56,063
Current assets associated with discontinued operations	—	83,096
Total current assets	347,553	402,289
Property, plant and equipment, net	138,099	145,480
Intangible assets, net	75,407	88,318
Operating lease right-of-use assets	48,462	58,495
Defined benefit pension asset	398	2,902
Other assets, net	6,351	8,387
Deferred tax asset	375	673
Total assets	$616,645	$706,544
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$280,993	$667
Current portion of operating lease obligations	13,823	15,412
Accounts payable	32,524	44,056
Other accrued liabilities	119,267	111,736
Income tax payable	2,257	—
Current liabilities associated with discontinued operations	—	16,396
Total current liabilities	448,864	188,267
Long-term debt and finance lease obligations	4,942	405,184
Operating lease obligations	38,819	47,617
Deferred tax liabilities	3,661	3,812
Other long-term liabilities	2,599	9,797
Total liabilities	498,885	654,677
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 12,000,000 shares authorized; 4,342,909 and 3,121,471 shares issued	1,303	936
Additional paid-in capital	457,133	453,247
Accumulated deficit	(301,679)	(375,584)
Accumulated other comprehensive loss	(38,997)	(26,732)
Total equity	117,760	51,867
Total liabilities and equity	$616,645	$706,544

See accompanying notes to consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Twelve Months Ended December 31,
	2022	2021
Revenues	$840,208	$794,197
Operating expenses	638,597	616,501
Gross margin	201,611	177,696
Selling, general and administrative expenses	241,397	246,206
Restructuring and other related charges, net (see Note 19)	16	2,535
Goodwill impairment charge (see Note 9)	—	55,837
Operating loss	(39,802)	(126,882)
Interest expense, net	(85,052)	(46,079)
Loss on warrants	—	(59)
Loss on debt extinguishment	(30,083)	—
Other income (expense), net	8,156	(3,052)
Loss before income taxes	(146,781)	(176,072)
Provision for income taxes (see Note 11)	(3,306)	(8,773)
Net loss from continuing operations	$(150,087)	$(184,845)
Discontinued operations:
Net income (loss) from discontinued operations, net of income tax	220,166	(1,174)
Net income (loss)	$70,079	$(186,019)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	(35.85)	(59.67)
Income (loss) from discontinued operations	52.58	(0.38)
Total	$16.73	$(60.05)

Weighted-average number of shares outstanding:
Basic and diluted	4,187	3,098

See accompanying notes to consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Twelve Months Ended December 31,
	2022	2021
Net income (loss)	$70,079	$(186,019)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(6,589)	(2,213)
Defined benefit pension plans:
Net actuarial (loss) gain arising during period	(6,632)	4,048
Settlement cost during period	—	67
Amortization of prior service cost	31	33
Other comprehensive (loss) income, before tax	(13,190)	1,935
Tax benefit (provision) attributable to other comprehensive income (loss)	925	(989)
Other comprehensive (loss) income, net of tax	(12,265)	946
Total comprehensive income (loss)	$57,814	$(185,073)

See accompanying notes to consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2020	30,874	$9,257	$422,589	$(189,565)	$(27,678)	$214,603
Net loss	—	—	—	(186,019)	—	(186,019)
Foreign currency translation adjustment, net of tax	—	—	—	—	(2,214)	(2,214)
Defined benefit pension plans, net of tax	—	—	—	—	3,160	3,160
Non-cash compensation	—	—	7,013	—	—	7,013
Net settlement of vested stock awards	340	102	(342)	—	—	(240)
Issuance of warrant, net	—	—	15,564	—	—	15,564
Effect of reverse stock split	(28,092)	(8,423)	8,423	—	—	—
Balance as of December 31, 2021	3,122	936	453,247	(375,584)	(26,732)	51,867
Net income	—	—	—	70,079	—	70,079
Foreign currency translation adjustment, net of tax	—	—	—	—	(6,589)	(6,589)
Defined benefit pension plans, net of tax	—	—	—	—	(5,675)	(5,675)
Non-cash compensation	—	—	247	—	—	247
Net settlement of vested stock awards	1,221	367	9,289	—	—	9,656
Accounting pronouncement adjustment	—	—	(5,650)	3,825	—	(1,825)
Balance as of December 31, 2022	4,343	$1,303	$457,133	$(301,680)	$(38,996)	$117,760
See accompanying notes to consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1
(in thousands)

	Twelve Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$70,079	$(186,019)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,595	41,518
Write-off of deferred loan costs	2,748	—
Gain on sale of Quest Integrity	(203,351)	—
Loss on debt extinguishment	17,719	415
Loss on Warrants	—	59
Amortization of debt issuance costs and debt discounts	35,509	13,784
Paid-in-kind interest	18,227	—
Allowance for credit losses	402	1,943
Foreign currency loss	1,698	5,674
Deferred income taxes	653	4,521
Gain on asset disposal	(4,721)	(2,981)
Goodwill impairment charges	—	64,632
Non-cash compensation cost	247	7,013
Other, net	(4,569)	(4,844)
Changes in operating assets and liabilities:
Accounts receivable	(33,483)	700
Inventory	(1,655)	528
Prepaid expenses and other current assets	(3,201)	4,190
Accounts payable	(13,291)	1,178
Other accrued liabilities	15,195	11,631
Income taxes	6,264	605
Net cash used in operating activities	(57,935)	(35,453)
Cash flows from investing activities:
Capital expenditures	(24,690)	(17,605)
Net proceeds from sale of discontinued operations	260,841	—
Proceeds from disposal of assets	7,205	3,528
Net cash (used in) provided by investing activities	243,356	(14,077)
Cash flows from financing activities:
Borrowings under 2020 ABL Facility, gross	10,300	128,000
Payments under 2020 ABL Facility, gross	(72,300)	(137,000)
Borrowings under 2022 ABL Credit Facility, gross	108,638	—
Payments under 2022 ABL Credit Facility, gross	(43,722)	—
Borrowings under Corre Delayed Draw Term Loan, gross	35,000	—
Borrowings under Subordinated Term Loan, gross	—	50,000
Borrowings under 2020 ABL Credit Facility, net	—	62,000
Payments under APSC Term Loan, gross	(224,946)	—
Payments for debt issuance costs	(13,709)	(10,457)
Issuance of common stock, net of issuance costs	9,639	—
Taxes paid related to net share settlement of share-based awards	16	(240)
Other	(887)	(453)
Net cash (used in) provided by financing activities	(191,971)	91,850
Effect of exchange rate changes on cash	(690)	(1,591)
Net increase (decrease) in cash and cash equivalents	(7,240)	40,729
Cash and cash equivalents at beginning of period	65,315	24,586
Cash and cash equivalents at end of period	$58,075	$65,315
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for:
Interest	$29,187	$28,176
Income taxes	$(553)	$5,829
1Consolidated statements of cash flows include discontinued operations.

Table of Content

	December 31,
	2022	2021
Cash and cash equivalents from continuing operations	$58,075	$55,193
Cash and cash equivalents from discontinued operations	—	10,122
Total	$58,075	$65,315

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
We are a global leading provider of integrated, digitally-enabled asset performance assurance and optimization solutions. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability, and operational efficiency for our clients’ most critical assets. Prior to the sale of our Quest Integrity segment as discussed below, we conducted operations in three segments: Inspection and Heat Treating, Mechanical Services and Quest Integrity. We currently conduct operations in two segments. Through the capabilities and resources in these two segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services, and (iii) nested or run-and-maintain services.
On November 1, 2022, we completed the sale of all of the issued and outstanding equity interests of our wholly-owned subsidiary, TQ Acquisition Inc., a Texas corporation, to Baker Hughes Holdings LLC for an aggregate purchase price of approximately $279.0 million, after certain post-closing adjustments pursuant to that certain Equity Purchase Agreement by and among us and Baker Hughes, dated as of August 14, 2022. TQ Acquisition and its subsidiaries constituted Quest Integrity, which provided integrity and reliability management solutions for the process, pipeline and power sectors. In connection with the Quest Integrity Transaction, the credit support in the form of guarantees by and liens on assets, as applicable, of TQ Acquisition and its subsidiaries in respect of our existing debt arrangements were released. We used approximately $238.0 million of the net proceeds from the Quest Integrity Transaction to pay down $225.0 million of our term loan debt, and certain fees associated with that repayment and related accrued interest, with the remainder reserved for general corporate purposes, thereby reducing our future debt service obligations and leverage, and improving our liquidity.
The criteria for reporting Quest Integrity as a discontinued operation were met as of completion of the Quest Integrity sale transaction and, as such, all periods presented in this Form 10-K have been recast to present Quest Integrity as a discontinued operation. Unless otherwise specified, the financial information and discussion in this Form 10-K are based on our continuing operations (IHT and MS segments) and exclude any results of our discontinued operations (Quest Integrity). Refer to Note 2 - Discontinued Operations for additional details.
IHT provides conventional and advanced non-destructive testing (“NDT”) services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. IHT also provides advanced digital imaging including remote digital video imaging.
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

Table of Content

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
CARES Act. Under the Coronavirus Aid, Relief and Economic Security Act we qualified to defer the employer portion of social security taxes incurred through the end of calendar year 2020. We deferred total employer payroll taxes of $14.1 million. We paid $7.0 million of the deferred payroll taxes in January 2022 and transferred $0.5 million of such obligation as part of the Quest Integrity sale transaction to the buyer. The remaining amount of $6.6 million, outstanding as of December 31, 2022, was paid in January 2023. Additionally, other governments in jurisdictions where we operate passed legislation to provide employers with relief programs, which include wage subsidy grants, deferral of certain payroll related expenses and tax payments and other benefits. We elected to treat qualified government subsidies from Canada and other governments as offsets to the related expenses. As these other governments review compliance with their relief programs, we may be required to return a portion of these funds. We recognized $0.6 million and $0.1 million as a reduction to operating expenses and selling, general and administrative expenses, respectively, during the twelve months ended December 31, 2022. We recognized $6.2 million and $1.5 million as a reduction to operating expenses and selling, general and administrative expenses, respectively, during the twelve months ended December 31, 2021. We also deferred certain payroll related expenses and tax payments under other foreign government programs. We had $2.1 million and $3.2 million as of December 31, 2022 and 2021, respectively, related to these foreign deferrals.
Reverse Stock Split. On November 2, 2022, the Company’s shareholders approved a proposal to authorize the Board to implement a reverse stock split of the outstanding shares of the Company’s common stock at a ratio of one-for-ten. The Board approved the Reverse Stock Split on December 9, 2022, which became effective on December 21, 2022. As of the effective date, every ten issued and outstanding shares of common stock was converted into one share of common stock, The common stock began trading on a reverse split-adjusted basis on the NYSE at the opening of trading on December 22, 2022.
All issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise and/or vesting of all outstanding stock options, restricted stock units and warrants to purchase shares of common stock. A proportionate adjustment was also made to the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans to reflect the Reverse Stock Split. Any fraction of a share of common stock that was created as a result of the Reverse Stock Split was rounded up to the next whole share. The common stock par value and additional paid-in-capital line items contained in the financial statements were adjusted to account for the Reverse Stock Split for all periods presented.
Basis for presentation. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods.
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

Table of Content

Liquidity and Going Concern. These consolidated financial statements have been prepared in accordance with GAAP and assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issue date of these consolidated financial statements. Our ability to continue as a going concern is dependent on many factors, including among other things, our ability to comply with the covenants in our debt agreements, our ability to cure any defaults that occur under our debt agreements, or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as defaults occur or as interest and principal payments come due. Liquidity risk is the risk that we will be unable to meet our financial obligations as they become due. Our liquidity may be affected by improvements and declines in commodity prices, our segments’ operational performance, and our ability to access capital and credit markets.
We evaluated our liquidity within one year after the date of issuance of these audited consolidated financial statements to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, we applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, and (iii) projected availability under the Company’s existing debt arrangements. The cash flow projections were based on known or planned cash requirements for operating and financing costs and include management’s best estimate regarding future customer activity levels, pricing for its services and for its supplies and other factors. Actual results could vary significantly from those projections. We do not believe, based on the Company’s forecast, that current working capital, cash flow from operations, expected availability under our existing credit agreements and capital expenditure financing is sufficient to fund the operations, maintain compliance with our debt covenants (as amended), and satisfy the Company’s obligations, specifically with respect to the Notes described below, as they come due within one year after the date of issuance of these consolidated financial statements.
Our Notes are due on August 1, 2023 and had a principal balance of $41.2 million as of December 31, 2022 following the exchanged transactions described in Note 12 - Debt. We are exploring alternatives to reduce or refinance the Notes outstanding balance, including extending their maturity as well as other alternatives. There is no assurance that we will be able to execute a reduction, extension, or refinancing of the Notes or that the terms of any replacement financing would be as favorable as the terms of the Notes prior to the maturity date. Under the terms of our amended financing arrangements that were entered into during 2022, the Maturity Reserve Trigger Date (as defined in the 2022 ABL Credit Agreement), and the Maturity Trigger Date (as defined in the Term Loan Credit Agreement) collectively referred to as the “Trigger Date” is June 17, 2023, see Note 12 - Debt for additional information. Therefore, the Notes balance must be paid down to less than $10.0 million by June 17, 2023.
On October 4, 2022, we entered into Amendment No. 8 (“Corre Amendment 8”) to the Subordinated Term Loan Credit Agreement. On November 1, 2022, we completed the Quest Integrity Transaction with Baker Hughes, as discussed above, for an aggregate purchase price of approximately $279.0 million, after certain post-closing adjustments, in accordance with the Sale Agreement. On November 4, 2022, we entered into Amendment No. 9 (“Term Loan Amendment No. 9”) to the Term Loan Credit Agreement and Amendment No. 10 (“Corre Amendment 10”) to the Subordinated Term Loan Credit Agreement. Refer to Note 12 - Debt for more information on the terms, maturity dates and amendments to our debt that may affect our future liquidity.
As of December 31, 2022, we are in compliance with our debt covenants. Without the execution of a refinancing transaction, an agreement to extend the Notes maturity date, and/or amendments to our existing debt agreements there is a risk that the Company could be, among other things, unable to make principal payments on the Notes to satisfy the Trigger Date provision or will be unable to pay off the Notes when they become due on August 1, 2023. The failure to pay down the Notes to less than $10.0 million would (i) trigger the early maturity of our Term Loan Credit Agreement pursuant to the Trigger Date concept, and (ii) permit the administrative agent under the 2022 ABL Credit Agreement to implement a borrowing base reserve in an amount equal to the outstanding principal amount of the Notes on such date. A required repayment of the Term Loan Credit Agreement in accordance with the Trigger Date concept would in turn trigger a requirement to repay the Subordinated Term Loans pursuant to the Subordinated Term Loan Credit Agreement 14 days after repayment in full of the Term Loan Credit Agreement. There is no assurance that we would be able to make such payments, and failure to make such payments would result in events of default under the applicable credit facility and associated cross defaults under the Company’s other debt instruments. Failure to pay the Notes off at the maturity date on August 1, 2023 will result in an event of default under the Notes and the associated cross defaults noted above under the Company’s other debt instruments. Refer to Note 12 - Debt for more information on the terms and maturity dates of our debt that may affect our future liquidity.
Our ability to maintain compliance with the financial covenants contained in the 2022 ABL Credit Agreement, the Term Loan Credit Agreement and the Subordinated Term Loan Credit Agreement is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. The lingering effects of COVID-19, threat of recession and resulting economic repercussions could have a significant adverse effect on our financial position and business condition, as well as our clients and suppliers. Additionally, these events may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our 2022 ABL Credit Facility. In addition to our current sources of funding our business,

Table of Content

the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy. Political economic repercussions could have a broad range of effects on our liquidity sources and will depend on future developments and cannot be predicted at this time.
As a result of our current liquidity condition and the potential inability to negotiate an extension or amend the financial covenants, substantial doubt about the Company’s ability to continue as a going concern is raised. We are evaluating and will continue to explore strategic alternatives to a refinancing transaction or the reduction of the debt, including negotiating amendments to our credit facilities and the financial covenants contained therein, the sale of assets, or other alternative financing transactions. While our lenders agreed on an extension and amended the financial covenants in prior periods, there can be no assurance that our lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with our debt covenants, or other possible events of default. As such, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
Use of estimates. Our accounting policies conform to Generally Accepted Accounting Principles (“GAAP”) in the United States. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) valuation of acquisition related tangible and intangible assets and assessments of all long-lived assets for possible impairment, (2) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (3) establishing an allowance for uncollectible accounts receivable, (4) estimating the useful lives of our assets, (5) assessing future tax exposure and the realization of tax assets, (6) selecting assumptions used in the measurement of costs and liabilities associated with defined benefit pension plans, (7) assessments of fair value and (8) managing our foreign currency risk in foreign operations. Our most significant accounting policies are described below.
Fair value of financial instruments. As defined in FASB ASC 820 Fair Value Measurements and Disclosure (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations in which there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy such that “Level 1” measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, “Level 2” measurements include quoted market prices for identical assets or liabilities in an active market which have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and “Level 3” measurements include those that are unobservable and of a highly subjective measure.
Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable, pension assets and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. For additional information regarding our pension assets, see Note 16 - Employee Benefit plan. The fair value of our 2022 ABL Credit Facility and Term Loans are representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt. The fair value of the Notes as of December 31, 2022 and 2021 was $37.5 million and $84.0 million, respectively, (inclusive of the fair value of the conversion option) and are a “Level 2” measurement, determined based on the observed trading price of these instruments. For additional information regarding our 2022 ABL Credit Facility, Term Loan, Subordinated Term Loan and Notes, see Note 12 - Debt.
Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid short-term investments with original maturities of three months or less.
Inventory. Except for certain inventories that are valued based on standard cost, we use the first-in, first-out method to value our inventory. Inventory includes material, labor, and certain fixed overhead costs. Inventory is stated at the lower of cost and net realizable value. Inventory quantities on hand are reviewed periodically and carrying value is reduced to net realizable

Table of Content

value for inventories for which their cost exceeds their utility. The cost of inventories consumed or products sold are included in operating expenses.
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
As of December 31, 2022 and December 31, 2021, there was no goodwill on the Company’s balance sheets related to continuing operations. The only segment with goodwill was Quest Integrity, which is part of discontinued operations.
During the year ended December 31, 2021, our assessment of qualitative indicators associated with our interim and annual goodwill impairment tests indicated a potential impairment existed. The next step of goodwill assessment determined that an impairment existed as the carrying value of the MS segment exceeded its fair value. As a result, we recorded goodwill impairment of $55.8 million during the year ended December 31, 2021. We also recorded goodwill impairment of $8.8 million on our discontinued operations during the year ended December 31, 2021. There was no goodwill impairment recorded during or as of December 31, 2022.
Impairment of Long-lived Assets. The Company reviews its property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges in 2022 or 2021.
Income taxes. We follow the guidance of ASC 740 Income Taxes (“ASC 740”), which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable or receivable and related tax expense or benefit together with assessing temporary differences resulting from differing treatment of certain items such as depreciation for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.
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

Table of Content

temporary differences, taxable income in prior carryback years if carryback is permitted by tax law, information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance and tax planning strategies.
We regularly assess whether it is more likely than not that we will realize the deferred tax assets in the jurisdictions we operate in. Management believes future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize the deferred tax assets for which no valuation allowance has been established. Our valuation allowance primarily relates to net operating loss carryforwards. While we have considered these factors in assessing the need for additional valuation allowance, there is no assurance that additional valuation allowance would not need to be established in the future if information about future years change. Any changes in valuation allowance would impact our income tax provision and net income (loss) in the period in which such a determination is made. As of December 31, 2022, our deferred tax assets were $94.7 million, less a valuation allowance of $73.5 million. As of December 31, 2022, our deferred tax liabilities were $24.5 million.
Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that it is not more likely than not that the position will be sustained upon challenge. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense (benefit) in our consolidated statements of operations. As of December 31, 2022, our gross unrecognized tax benefits, excluding penalties and interest related to uncertain tax positions, were $1.1 million.
Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450 Contingencies (“ASC 450”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by management, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our self-insured retention is $1.0 million and our automobile liability self-insured retention is currently $2.0 million per occurrence. For professional liability claims, our self-insured retention is $2.0 million. For general liability claims, we have a self-insured retention of $1.0 million and a deductible of $4.0 million per occurrence. For environmental liability claims, our self-insured retention is $1.0 million per occurrence. We maintain insurance for claims that exceed such self-retention limits. For medical claims, our self-insured retention is $350,000 per individual claimant determined on an annual basis. The insurance is subject to terms, conditions, limitations, and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, or the outcome of legal proceedings, settlements, or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.
Allowance for credit losses. In the ordinary course of business, a portion of our accounts receivable are not collected due to billing disputes, customer bankruptcies or other various reasons. We establish an allowance to account for those accounts receivable that we estimate will eventually be deemed uncollectible. The allowance for credit losses is based on a combination of our historical experience and management’s review of long outstanding accounts receivable.
Concentration of credit risk. No single customer accounted for more than 10% of consolidated revenues during the year ended December 31, 2022 or 2021.
Accounting for Warrants. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
As of December 31, 2022 and 2021, we had equity-classified warrants that were issued in connection with our APSC Term Loan and Subordinated Term Loan Credit Agreement (see Note 12 - Debt). The warrants were accounted for as a component of additional paid-in capital and a debt warrant discount. The warrant discount was being amortized over the term of the debt. As of December 31, 2022 and 2021, an unamortized balance of warrant discount amounted to $3.3 million and $29.2 million, respectively.

Table of Content

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
For the years ended December 31, 2022, and 2021, all outstanding share-based compensation awards were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the loss from continuing operations in those periods. Also, the effect of our Notes was excluded from the calculation of diluted earnings (loss) per share since the conversion price exceeded the average price of our common stock during the applicable periods. For information on our Notes and our share-based compensation awards, refer to Note 12 - Debt and Note 14 - Share-Based Compensation, respectively.
Non-cash investing and financing activities. Non-cash investing and financing activities are excluded from the consolidated statements of cash flows and are as follows (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Assets acquired under finance lease	$1,270	$1,011
Also, we had $2.4 million, and $3.9 million, of accrued capital expenditures as of December 31, 2022, and 2021 respectively, which are excluded from the consolidated statements of cash flows until paid.
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
We have historically executed a foreign currency hedging program to mitigate the foreign currency risk in countries where we have significant assets and liabilities denominated in currencies other than the functional currency. Our hedging program ended in October 2021. The impact from the foreign currency swap contracts was not material for the year ended December 31, 2022 or 2021.
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

Table of Content

Newly Adopted Accounting Standards
ASU No. 2020-06. In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, (“ASU 2020-06”), which simplifies the accounting for convertible instruments by eliminating certain separation models and will generally be reported as a single liability at its amortized cost. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. On January 1, 2022, we adopted this ASU using the modified retrospective method. We recognized a cumulative effect of initially applying this ASU as an adjustment to the January 1, 2022 opening accumulated deficit balance. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. Refer to Note 12 - Debt for impact on the adoption of this ASU as of January 1, 2022.
Accounting Standards Not Yet Adopted
ASU No. 2020-04. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). The guidance in ASU 2020-04 and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which was issued in January 2021, provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria that reference the London Interbank Offered Rate, (“LIBOR”), or another rate that is expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) Deferral of the Sunset Date of Topic 848 which defers the sunset date of ASC 848, Reference Rate Reform, from December 31, 2022, to December 31, 2024. While we are currently determining whether we will elect the optional expedients, we do not expect our adoption of these ASU’s to have a significant impact on our consolidated financial position, results of operations, and cash flows.
2. DISCONTINUED OPERATIONS
On November 1, 2022, we completed the Quest Integrity Transaction with Baker Hughes for an aggregate purchase price of approximately $279.0 million, after certain post-closing adjustments, in accordance with the Sale Agreement. We used approximately $238.0 million of the net proceeds from the sale of Quest Integrity to pay down $225.0 million of our term loan debt, and to pay certain fees associated with that repayment and related accrued interest, with the remainder reserved for general corporate purposes, thereby reducing our future debt service obligations and leverage, and improving our liquidity. Quest Integrity previously represented a reportable segment. Following the completion of the Quest Integrity Transaction, we now operate in two segments, IHT and MS. Refer to Note 1 – Summary of Significant Accounting Policies and Practices for additional details regarding the Quest Integrity Transaction.
Our consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of comprehensive income (loss), statements of shareholders’ equity and statements of cash flows combine continuing and discontinued operations. A summary of financial information related to our discontinued operations is presented in the tables below.
The table below represents major line items constituting net income (loss) from discontinued operations to the after-tax income from discontinued operations (in thousands):

Table of Content

	December 31,
	2022	2021
Major classes of line items constituting net income (loss) from discontinued operations
Revenues	$101,418	$80,356
Operating expenses	(45,044)	(43,616)
Selling, general and administrative expenses	(32,230)	(26,663)
Goodwill impairment charge	—	(8,795)
Restructuring and other related charges, net	—	(381)
Interest expense, net	(108)	(230)
Other (expense) income	(4,390)	591
Income before income taxes	19,646	1,262
Gain on sale of Quest transaction	203,351	—
Income before income taxes	222,997	1,262
Provision for income taxes	(2,831)	(2,436)
Net income (loss) from discontinued operations	$220,166	$(1,174)
The table below represents the reconciliation of the major classes of assets and liabilities of discontinued operations to amounts presented separately in the consolidated balance sheet as of December 31, 2021 (in thousands). We completed the sale of Quest Integrity on November 1, 2022, as a result there were no assets or liabilities in discontinued operations as of December 31, 2022.

December 31,
2021
Carrying amount of major classes of assets included as part of discontinued operations:
Cash and cash equivalents	$10,122
Accounts receivable, net	20,499
Prepaid expenses and other current assets	3,805
Property, plant and equipment, net	15,879
Goodwill and intangible assets, net	26,823
Other classes of assets that are not major	5,968
Total assets associated with discontinued operations	$83,096

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable	$2,125
Income tax payable	1,939
Other accrued liabilities	9,363
Operating lease obligations	2,368
Other classes of liabilities that are not major	601
Total liabilities associated with discontinued operations	$16,396
The assets and liabilities in discontinued operations are measured at the lower of their carrying value and fair value less cost to sell. During the years ended December 31, 2022 and December 31, 2021, it was not necessary to write-down any assets or liabilities attributable to the disposal group in discontinued operations to fair value, less costs to sell.
Quest Integrity had $0.1 million of accrued capital expenditures as of December 31, 2021, which is excluded from the consolidated statements of cash flows until paid.

Table of Content

The following table presents the depreciation and amortization and capital expenditures of Quest Integrity (in thousands):

	December 31,
	2022	2021
Cash flows provided by operating activities of discontinued operations:
Depreciation and amortization	$1,141	$2,616

Cash flows provided by investing activities of discontinued operations:
Capital expenditures	$4,146	$3,500

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
Revenue is recognized as (or when) the performance obligations are satisfied by transferring control over a service or product to the customer. Revenue recognition guidance prescribes two recognition methods (over time or point in time). Most of our performance obligations qualify for recognition over time because we typically perform our services on customer facilities or assets and customers receive the benefits of our services as we perform. Where a performance obligation is satisfied over time, the related revenue is also recognized over time using the method deemed most appropriate to reflect the measure of progress and transfer of control. For our time and materials contracts, we are generally able to elect the right-to-invoice practical expedient, which permits us to recognize revenue in the amount to which we have a right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. For our fixed price contracts, as they are short term in nature, we recognize revenue as jobs are completed or costs are incurred. For contracts where control is transferred at a point in time, revenue is recognized at the time control of the asset is transferred to the customer, which is typically upon delivery and acceptance by the customer.
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):

	Twelve Months Ended December 31, 2022
	United States and Canada	Other Countries	Total
Revenue:
IHT	$412,661	$9,901	$422,562
MS	296,151	121,495	417,646
Total	$708,812	$131,396	$840,208

Table of Content

	Twelve Months Ended December 31, 2021
	United States and Canada	Other Countries	Total
Revenue:
IHT	$405,007	$10,364	$415,371
MS	256,806	122,020	378,826
Total	$661,813	$132,384	$794,197

	Twelve Months Ended December 31, 2022
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$336,821	$180	$61,526	$24,035	$422,562
MS	—	413,424	276	3,946	417,646
Total	$336,821	$413,604	$61,802	$27,981	$840,208

	Twelve Months Ended December 31, 2021
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$325,204	$467	$59,855	$29,845	$415,371
MS	—	374,885	806	3,135	378,826
Total	$325,204	$375,352	$60,661	$32,980	$794,197
For additional information on our reportable operating segments and geographic information, refer to Note 18 - Segment and Geographic Disclosures.
Contract balances. The timing of revenue recognition, billings, and cash collections results in trade accounts receivable, contract assets and contract liabilities on the consolidated balance sheets. Trade accounts receivable include billed and unbilled amounts currently due from customers and represent unconditional rights to receive consideration. The amounts due are stated at their net estimated realizable value. Refer to Note 1 - Summary of Significant Accounting Policies and Practices and Note 4 - Receivables for additional information on our trade receivables and the allowance for credit losses. Contract assets include unbilled amounts when the revenue recognized exceeds the amount billed to the customer. Amounts may not exceed their net realizable value. If we receive advances or deposits from our customers, a contract liability is recorded. Additionally, a contract liability arises if items of variable consideration result in less revenue being recorded than what is billed. Contract assets and contract liabilities are generally classified as current.
The following table provides information about trade accounts receivable, contract assets and contract liabilities as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Trade accounts receivable, net[1]	$186,689	$168,273
Contract assets[2]	$2	$2
Contract liabilities[3]	$—	$80
_________________
1    Includes billed and unbilled amounts, net of allowance for credit losses. See Note 4 - Receivables for details.
2    Included in the “Prepaid expenses and other current assets” line on the consolidated balance sheet.
3    Included in the “Other accrued liabilities” line of the consolidated balance sheet.

Due to the short-term nature of our contracts, contract liability balances as of the end of any period are generally recognized as revenue in the following quarter. Accordingly, essentially all of the contract liability balance as of December 31, 2021 was recognized as revenue during the year ended December 31, 2022.

Table of Content

Contract costs. We recognize the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs to generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill recognized as assets primarily consist of labor and material costs and generally relate to engineering and set-up costs incurred prior to when the satisfaction of performance obligations begins. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the consolidated balance sheets and were not material as of December 31, 2022 and 2021. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient. As most of our contracts with customers are short-term in nature and billed on a time and material basis, there were no material amounts of remaining performance obligations as of December 31, 2022 and 2021.
4. RECEIVABLES
A summary of accounts receivable as of December 31, 2022 and 2021 is as follows (in thousands):

	December 31,
	2022	2021
Trade accounts receivable	$160,572	$142,975
Unbilled revenues	31,379	33,141
Allowance for credit losses	(5,262)	(7,843)
Accounts receivable, net	$186,689	$168,273
We measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This applies to financial assets measured at amortized cost, including trade and unbilled accounts receivable, and requires immediate recognition of lifetime expected credit losses. Significant factors that affect the expected collectability of our receivables include macroeconomic trends and forecasts in the oil and gas, refining, power, and petrochemical markets and changes in our results of operations and forecasts. For unbilled receivables, we consider them as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate. We have identified the following factors that primarily impact the collectability of our receivables and therefore determine the pools utilized to calculate expected credit losses: (i) the aging of the receivable, (ii) any identification of known collectability concerns with specific receivables and (iii) variances in economic risk characteristics across geographic regions.
For trade receivables, customers typically are provided with payment due date terms of 30 days upon issuance of an invoice. We have tracked historical loss information for our trade receivables and compiled historical credit loss percentages for different aging categories. We believe that the historical loss information we have compiled is a reasonable basis on which to determine expected credit losses for trade receivables because the composition of the trade receivables is consistent with that used in developing the historical credit-loss percentages as typically our customers and payment terms do not change significantly. Generally the longer a receivable is outstanding the higher the percentage of the outstanding balance is reported as current expected credit losses. We update the historical loss information for current conditions and reasonable and supportable forecasts that affect the expected collectability of the trade receivable using a loss-rate approach. We have not seen a negative trend in the current economic environment that significantly impacts our historical credit-loss percentages; however, we will continue to monitor for changes that would indicate the historical loss information is no longer a reasonable basis for the determination of our expected credit losses. Our forecasted loss rates inherently incorporate expected macroeconomic trends. A loss-rate method for estimating expected credit losses on a pooled basis is applied for each aging category for receivables that continue to exhibit similar risk characteristics.
To measure expected credit losses for individual receivables with specific collectability risk, we identify specific factors based on customer-specific facts and circumstances that are unique to each customer. Customer accounts with different risk characteristics are separately identified and a specific reserve is determined for these accounts based on the assessed credit risk.
We have also identified the following geographic regions in which to distinguish our trade receivables: (i) the United States, (ii) Canada, (iii) the European Union, (iv) the United Kingdom, and (v) other countries. These geographic regions are considered appropriate as they each operate in different economic environments with different foreign currencies, and therefore

Table of Content

share similar economic risk characteristics. For each geographic region we evaluate the historical loss information and determine credit-loss percentages to apply to each aging category and individual receivable with specific risk characteristics. We estimate future expected credit losses based on forecasted changes in gross domestic product and oil demand for each region.
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
The following table shows a rollforward of the allowance for credit losses (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Balance at beginning of period	$7,843	$9,115
Provision for expected credit losses	1,059	2,332
Recoveries collected	(1,114)	(369)
Write-offs	(2,479)	(3,201)
Foreign exchange effects	(47)	(34)
Balance at end of period	$5,262	$7,843

5. INVENTORY
A summary of inventory as of December 31, 2022 and 2021 is as follows (in thousands):

	December 31,
	2022	2021
Raw materials	$8,978	$7,576
Work in progress	2,945	2,725
Finished goods	24,408	25,074
Inventory	$36,331	$35,375
6. PREPAID AND OTHER CURRENT ASSETS
A summary of prepaid expenses and other current assets as of December 31, 2022 and 2021 is as follows (in thousands):

	December 31,
	2022	2021
Insurance receivable	$39,000	$39,000
Prepaid expenses	15,238	10,542
Other current assets	11,441	6,521
Prepaid expenses and other current assets	$65,679	$56,063
The insurance receivable relates to the receivable from our third-party insurance providers for a legal claim that is recorded in other accrued liabilities, refer to Note 10 - Other Accrued Liabilities. These receivables will be covered by our third-party insurance providers for litigation matters that have been settled or are pending settlements and where the deductibles have been satisfied. The prepaid expenses primarily relate to prepaid insurance and other expenses that have been paid in advance of the coverage period. The other current assets primarily include items such as contract assets and other accounts receivables.

Table of Content

As of December 31, 2022 the other current assets include deferred financing costs of $3.1 million due to all long-term debt now being classified as current. Historically these assets were presented in “other assets, net” and comparative periods were not adjusted. Other current assets also include deferred financing fees amounting to $1.8 million in connection with that certain Substitute Insurance Reimbursement Facility Agreement dated as of September 29, 2022 (the “Substitute Insurance Reimbursement Facility Agreement”) (see Note 12 - Debt for additional details).
7. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of December 31, 2022 and 2021 is as follows (in thousands):

	December 31,
	2022	2021
Land	$4,006	$5,227
Buildings and leasehold improvements	50,833	54,597
Machinery and equipment	277,852	278,828
Furniture and fixtures	10,558	10,704
Capitalized ERP system development costs	45,917	45,916
Computers and computer software	19,457	17,993
Automobiles	3,536	3,540
Construction in progress	19,196	11,347
Total	431,355	428,152
Accumulated depreciation and amortization	(293,256)	(282,672)
Property, plant, and equipment, net	$138,099	$145,480

Included in the table above are assets under finance leases of $7.4 million and $6.7 million and accumulated amortization of $2.3 million and $1.6 million as of December 31, 2022 and 2021, respectively. Depreciation expense for the years ended December 31, 2022 and 2021 was $22.9 million, and $25.4 million respectively.
Assets sold and disposed of for the twelve months ended December 31, 2022 and the twelve months ended December 31, 2021 had a carrying value of $2.5 million and $0.8 million, respectively, resulting in a gain on sale of $4.2 million and $0 million, respectively. The assets sold for the twelve months ended December 31, 2022 primarily consisted of $1.3 million in land, $0.9 million in building and $0.3 million in machinery and equipment. The assets sold for the twelve months ended December 31, 2021 consisted of $0.8 million in machinery and equipment.

Table of Content

8. INTANGIBLE ASSETS
A summary of intangible assets as of December 31, 2022 and 2021 is as follows (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$165,231	$(91,296)	$73,935
Non-compete agreements	4,281	(4,281)	—
Trade names	20,563	(19,830)	733
Technology	2,707	(1,978)	729
Licenses	840	(830)	10
Other	12,983	(12,983)	—
Intangible assets	$206,605	$(131,198)	$75,407

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$165,381	$(79,081)	$86,300
Non-compete agreements	4,357	(4,357)	—
Trade names	20,590	(19,606)	984
Technology	2,731	(1,773)	958
Licenses	850	(774)	76
Other	12,988	(12,988)	—
Intangible assets	$206,897	$(118,579)	$88,318
Amortization expense on intangible assets for the years ended December 31, 2022 and 2021 was $12.9 million, and $12.9 million, respectively. Amortization expense for intangible assets is forecast to be approximately $12.2 million per year from 2023 through 2027.
The weighted-average amortization period for intangible assets subject to amortization was 13.7 years as of December 31, 2022. The weighted-average amortization period as of December 31, 2022 is 13.7 years for customer relationships, 13.2 years for trade names, 10.0 years for technology and 10.5 years for licenses.
9. GOODWILL AND IMPAIRMENT CHARGES
Following the sale of Quest Integrity, as discussed above, as of December 31, 2022 and December 31, 2021, there was no goodwill on the Company’s balance sheets related to continuing operations. The only segment with goodwill was Quest Integrity, which is included in discontinued operations.
There was no goodwill impairment charge during the twelve months ended December 31, 2022, however, during the twelve months ended December 31, 2021, we recognized a non-cash goodwill impairment charge of $55.8 million in our MS operating segment and a non-cash goodwill impairment charge of $8.8 million in the discontinued operations of the Quest Integrity operating segment. These charges were a result of a goodwill impairment test that was triggered as a result of certain impairment indicators present during the twelve months ended December 31, 2021, primarily related to the continued curtailment of operations, decline in our forecast, continued declines in our stock price, reporting unit operating losses, and continued declines in the reporting units’ net sales compared to forecast.

Table of Content

10. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of December 31, 2022 and 2021 is as follows (in thousands):

	December 31,
	2022	2021
Payroll and other compensation expenses	$48,507	$39,599
Legal and professional accruals	46,665	46,762
Insurance accruals	7,483	7,181
Property, sales and other non-income related taxes	7,348	6,553
Accrued interest	3,963	6,469
Volume discount	2,050	1,902
Other accruals	3,251	3,270
Other accrued liabilities	$119,267	$111,736
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

Table of Content

11. INCOME TAXES
For the year ended December 31, 2022, our income tax provision resulted in an effective tax rate of 2.3%. For the year ended December 31, 2021, our income tax provision resulted in an effective tax rate of 5.0%. Our income tax provision for the year ended December 31, 2022 was $3.3 million, our income tax provision for December 31, 2021 was $8.8 million and includes federal, state and foreign taxes.
The substantial doubt about the Company’s ability to continue as a going concern basis casts doubt on our ability to estimate and generate future income. The lack of going concern basis applicable for our financial statements for the year ended December 31, 2022, generally requires a valuation allowance for all deferred tax assets that are not realizable through the reversal of existing timing differences or taxable income in carryback years. While several subsidiaries have historically been profitable and for which future income was a material factor in assessing the realizability of their deferred tax assets, the substantial doubt about the Company’s ability to continue on a going concern basis casts doubt on our ability to generate future income. As a result, the Company included a charge of $2.2 million in income tax expense for the valuation allowance required to offset the remaining net deferred tax assets. The $2.2 million charge is primarily attributable to our German and Canadian subsidiaries. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion.
The components of our tax provision and benefit on continuing operations were as follows (in thousands):

	Current	Deferred	Total
Twelve months ended December 31, 2022:
U.S. Federal	$(211)	$—	$(211)
State & local	513	—	513
Foreign jurisdictions	1,319	1,685	3,004
Tax provision	$1,621	$1,685	$3,306
Twelve months ended December 31, 2021:
U.S. Federal	$938	$(1,115)	$(177)
State & local	590	150	740
Foreign jurisdictions	2,494	5,716	8,210
Tax provision	$4,022	$4,751	$8,773
The components of pre-tax income (loss) from continuing operations for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Domestic	$(156,001)	$(171,299)
Foreign	9,220	(4,773)
Pre-tax income (loss) from continuing operations	$(146,781)	$(176,072)

Table of Content

The income tax provision in 2022 and provision in 2021 attributable to the loss from continuing operations, respectively, differed from the amounts computed by applying the U.S. federal income tax rate 21% in 2022, (21% in 2021) to pre-tax loss from continuing operations as a result of the following (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Pre-tax loss from continuing operations	$(146,781)	$(176,072)
Computed income taxes at statutory rate	(30,824)	(36,975)
State income taxes, net of federal benefit	395	561
Foreign tax rate differential	701	1,380
Non-cash compensation	228	320
Deferred taxes on investment in foreign subsidiaries	—	(1,939)
Non-deductible expenses	118	229
Foreign withholding	693	1,078
Prior year tax adjustments	7	141
Goodwill impairment	—	9,399
Valuation allowance	31,430	34,284
Rate change	—	(140)
Other	558	435
Total expense (benefit) for income tax on continuing operations	$3,306	$8,773

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Accrued compensation and benefits	$7,630	$7,831
Receivables	552	1,345
Inventory	296	316
Share based compensation	258	271
Other accrued liabilities	2,940	3,467
Tax credit carry forward	2,314	3,613
Interest expense limitation	28,137	22,312
Goodwill and intangible costs	10,143	9,221
Convertible debt	1,780	—
Net operating loss carry forwards	38,860	68,972
Other	1,770	2,428
Deferred tax assets	94,680	119,776
Less: Valuation allowance	(73,483)	(89,191)
Deferred tax assets, net	$21,197	$30,585
Deferred tax liabilities:
Property, plant and equipment	(17,642)	(20,267)
Unremitted earnings of foreign subsidiaries	(3,581)	(3,944)
Convertible debt	—	(7,359)
Other	(3,260)	(2,408)
Deferred tax liabilities	(24,483)	(33,978)
Net deferred tax asset (liability) [1]	$(3,286)	$(3,393)

Table of Content

________________
1 As of December 31, 2021, certain deferred tax balances associated with discontinued operations remain on the balance sheet and in the inventory of deferred taxes but are presented within current assets and current liabilities associated with discontinued operations.
Management evaluates all available evidence, both positive and negative, to determine whether sufficient future taxable income will be generated to allow for the realization of the existing deferred tax assets. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. A significant factor of negative evidence evaluated was the cumulative pre-tax loss incurred over the two-year period ended December 31, 2022. This objective evidence limits the ability to consider other subjective positive evidence, such as our projections for future pre-tax income.
On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $73.5 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. This valuation allowance relates primarily to the deferred tax assets for federal, foreign and state tax net operating loss carryforwards. The amount of deferred tax asset considered realizable could be adjusted if there are changes to net operating loss carryforward periods or there is a change to the weight assessed on various sources of positive and negative evidence.
The current year increase in the valuation allowance is primarily attributable to our foreign operations. In the current quarter, we were able to release $11.5 million of valuation allowance resulting from the realization of deferred tax assets for our U.S. operations.
As of December 31, 2022, we had net operating loss carryforwards for U.S. federal income tax purposes of $104.2 million. Of this amount, $3.7 million expires in various dates through 2037, which is subject to limitations under Section 382 of the U.S. Internal Revenue Code of 1986 as a result of stock ownership changes from Quest Integrity business sale, and $100.5 million has an indefinite carryforward period. These carryforwards are available, subject to certain limitations such as mentioned above, to offset future taxable income. Further, we have state net operating loss carryforwards of $178.6 million with $156.5 million expiring on various dates through 2041 and $22.1 million with an indefinite carryforward period.
As of December 31, 2022, we had interest expense carryforward for U.S. income tax purposes of $120.6 million. The entire $120.6 million has an indefinite carryforward period. These carryforwards are available, subject to certain limitations, to offset future taxable income.
As of December 31, 2022, the Company had $2.2 million of tax credits that will expire on various dates through 2037 if not utilized.
As of December 31, 2022, we had foreign net operating loss carryforwards totaling $25.1 million. Of this amount, $1.8 million will expire in various dates through 2031 and $23.3 million has an unlimited carryforward period.
As of December 31, 2022, none of our undistributed earnings of foreign operations were considered to be permanently reinvested overseas. As of December 31, 2022, the deferred tax liability related to undistributed earnings of foreign subsidiaries was $2.6 million.
As of December 31, 2022, $1.7 million of unrecognized tax benefits would affect our effective tax rate. We estimate the uncertain tax benefits that may be recognized within the next twelve months will not be material. Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.
We file income tax returns in the U.S. federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2016. We are currently under audit in one of the states in which we do substantial business. As of December 31, 2022, we recorded a $0.5 million tax liability in our uncertain positions related to this audit due to retroactive changes included in final regulations issued by the state. Certain Dutch entities were also under audit. We did not anticipate any material adjustments related to these examinations.
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

Table of Content

The following table summarizes the Company’s reconciliation of gross unrecognized tax benefits, excluding penalties and interest, for the year ended December 31, 2022 and 2021 (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Unrecognized tax benefits - January 1	$1,285	$1,610
Additions based on current year tax positions	—	—
Additions based on tax positions related to prior years	350	543
Reductions based on tax positions related to prior years	—	—
Disposition of uncertain tax positions of discontinued operations	(426)	—
Settlements	—	—
Reductions resulting from a lapse of the applicable statute of limitations	(112)	(868)
Unrecognized tax benefits - December 31	$1,097	$1,285

We have recorded the unrecognized tax benefits in other long-term liabilities in the consolidated balance sheets. As of December 31, 2022 and 2021, the total amount of accrued interest and penalties related to unrecognized tax benefits was $0.6 million and $0.6 million, respectively. There was approximately $0.0 million and $0.2 million, respectively, of interest and penalties related to unrecognized tax benefits that was recorded in income tax expense for the period ended December 31, 2022 and 2021.
12. DEBT
As of December 31, 2022 and 2021, our total long-term debt and finance lease obligations are summarized as follows (in thousands):

	December 31,
	2022	2021
2020 ABL Facility	$—	$62,000
2022 ABL Facility	99,916	—
APSC Term Loan	31,562	214,191
Subordinated Term Loan	107,905	36,358
Total	239,383	312,549
Convertible Debt[1]	40,650	87,662
Finance lease obligations[2]	5,902	5,640
Total debt and finance lease obligations	285,935	405,851
Current portion of long-term debt and finance lease obligations	(280,993)	(667)
Total long-term debt and finance lease obligations, less current portion	$4,942	$405,184
_________________
1        Comprised of principal amount outstanding, less unamortized discount and issuance costs. See Convertible Debt section below for additional information.
2        Excludes finance lease obligations associated with discontinued operations.

For information on our finance lease obligations, see Note 13 - Leases.
2020 ABL Facility
On December 18, 2020, we entered into an asset-based credit agreement (such agreement, as amended, restated, supplemented or otherwise modified from time to time, the “Citi Credit Agreement”) led by Citibank, N.A. (“Citibank”), as agent, which provided for available borrowings up to $150.0 million (the “2020 ABL Facility”). The 2020 ABL Facility’s original maturity date was December 18, 2024. The 2020 ABL Facility had a variable interest rate of either a base rate or a LIBOR rate, plus an applicable margin. The 2020 ABL Facility was fully paid off on February 11, 2022.

Table of Content

2022 ABL Facility
On February 11, 2022, we entered into a new credit agreement, with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent, (“Eclipse”) (such agreement, as amended by ABL Amendment No. 1 and ABL Amendment No. 2, the “2022 ABL Credit Agreement”). Available funding commitments to us under the 2022 ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of Eclipse (the “Revolving Credit Loans”), with a $35.0 million sublimit for swingline borrowings and a $26.0 million sublimit for issuances of letters of credit, and an incremental delayed draw term loan of up to $35.0 million (the “Delayed Draw Term Loan”) provided by Corre Partners Management, LLC and certain of its affiliates (“Corre”) (collectively, the “2022 ABL Credit Facility”). The proceeds of the loans under the 2022 ABL Credit Facility were used to, among other things, pay off and terminate the 2020 ABL Facility. The 2022 ABL Facility matures in February 2025.
Our obligations under the 2022 ABL Credit Agreement are guaranteed by certain of our direct and certain indirect subsidiaries referenced below as the “ABL Guarantors” and, together with the Company, the “ABL Loan Parties”. Our obligations under the 2022 ABL Credit Facility are secured on a first priority basis by, among other things, accounts receivable, deposit accounts, securities accounts and inventory of the ABL Loan Parties and are secured on a second priority basis by substantially all of the other assets of the ABL Loan Parties. Availability under the revolving credit line under the 2022 ABL Credit Facility is based on a percentage of the value of accounts receivable and inventory, reduced by certain reserves.
Revolving credit loans under the 2022 ABL Credit Facility bear interest through maturity at a variable rate based upon a LIBOR Rate (or a base rate if the LIBOR Rate is unavailable for any reason), plus an applicable margin (“LIBOR Rate Loan” and “Base Rate Loan”, respectively). The “base rate” is a fluctuating interest rate equal to the greatest of (1) the federal funds rate plus 0.50%, (2) Wells Fargo Bank, National Association’s prime rate, and (3) the one-month LIBOR Rate. The “applicable margin” is defined as a rate of 3.15%, 3.40% or 3.65% for Base Rate Loans with a 2.00% base rate floor and a rate of 4.15%, 4.40% or 4.65% for LIBOR Rate Loans with a 1.00% LIBOR floor, in each case depending on the amount of EBITDA as of the most recent measurement period, as reported in a monthly compliance certificate. The Delayed Draw Term Loan bears interest through maturity at a rate of the LIBOR Rate plus 10.0%, with a 1.00% LIBOR floor. The fee for undrawn revolving amounts is 0.50% and the fee for undrawn Delayed Draw Term Loan amounts is 3.00%. Interest under the 2022 ABL Credit Facility is payable monthly. The Company will also be required to pay customary letter of credit fees, as necessary. The Company may make voluntary prepayments of the loans under the 2022 ABL Credit Facility from time to time, subject, in the case of the Delayed Draw Term Loan, to certain conditions. Mandatory prepayments are also required in certain circumstances, including with respect to the Delayed Draw Term Loan, if the ratio of aggregate value of the collateral under the 2022 ABL Credit Facility to the sum of the Delayed Draw Term Loan plus revolving facility usage outstanding is less than 130%. Amounts repaid may be re-borrowed, subject to compliance with the borrowing base and the other conditions set forth in the 2022 ABL Credit Agreement, subject, in the case of the Delayed Draw Term Loan to a maximum of four such borrowings in any 12-month period. Certain permanent repayments of the 2022 ABL Credit Facility loans are subject to the payment of a premium of 2.00% during the first year of the facility, 1.00% during the second year of the facility, and 0.50% in the last year of the facility. The 2022 ABL Credit Agreement contains customary conditions to borrowings and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of certain debt. The 2022 ABL Credit Agreement also requires that we will not exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided that this requirement will not apply if we maintain a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year. In addition, the 2022 ABL Credit Agreement includes customary events of default, the occurrence of which may require that we pay an additional 2.0% interest on the outstanding loans under the 2022 ABL Credit Facility.
The interest rate as of December 31, 2022 was 8.77% for Eclipse and 14.12% for the Delayed Draw Term Loan.
Direct and incremental costs associated with the issuance of the 2022 ABL Credit Facility were approximately $8.4 million and were capitalized as deferred financing costs. These costs are being amortized on a straight-line basis over the term of the 2022 ABL Credit Facility. Unamortized deferred financing cost amounted to $3.1 million and $2.9 million as of December 31, 2022 and December 31, 2021, respectively. Additionally, the amortization period for deferred financing costs and debt discounts and issuance cost was accelerated to reflect the revised Maturity Reserve Trigger Date (as defined in the 2022 ABL Credit Agreement) and the related reclassification of debt as current. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion.

Table of Content

On May 6, 2022, we entered into Amendment No.1 to the 2022 ABL Credit Agreement (“ABL Amendment No. 1”) which, among other things, modified the Maturity Reserve Trigger Date (as defined in the 2022 ABL Credit Agreement) such that the date on which a reserve must, subject to certain conditions, be put into place with respect to the outstanding principal amount of the Notes was 75 days prior to their maturity date rather than 120 days or May 18, 2023, by which date, the Notes balance must be paid down to less than $10.0 million, or the Company must have equivalent cash on hand to pay down the Notes to $10.0 million.
In connection with the Quest Integrity Transaction, on November 1, 2022, we entered into Amendment No. 2 to the 2022 ABL Credit Agreement (“ABL Amendment No. 2”) which, among other things, (i) modified the Maturity Reserve Trigger Date such that the date on which a reserve must, subject to certain conditions, be put into place with respect to the outstanding principal amount of the Notes is 45 days prior to the maturity date of the Notes rather than 75 days, or June 17, 2023, and (ii) made certain modifications to negative covenants and mandatory prepayment provisions.
As of December 31, 2022, we had $64.9 million outstanding under the Revolving Credit Loans and $35.0 million outstanding under the Delayed Draw Term Loans. There were $8.7 million outstanding in letters of credit secured by these instruments, which are off-balance sheet.
As of December 31, 2022, subject to the applicable sublimit and other terms and conditions, $52.4 million was available for loans or for issuance of new letters of credit, consisting of $42.4 million available under the Revolving Credit Loans and $10.0 million available under the Delayed Draw Term Loan.
APSC Term Loan
On December 18, 2020, we entered into that certain Term Loan Credit Agreement (as amended by Term Loan Amendment No. 1, Term Loan Amendment No. 2, Term Loan Amendment No. 3, Term Loan Amendment No. 4, Term Loan Amendment No. 5, Term Loan Amendment No. 6, Term Loan Amendment No. 7, Term Loan Amendment No. 8 and Term Loan Amendment No. 9, the “Term Loan Credit Agreement”) with Atlantic Park Strategic Capital Fund, L.P., as agent (“APSC”), pursuant to which we borrowed $250.0 million (the “Term Loan”). The Term Loan was issued with a 3% original issuance discount, such that total proceeds received were $242.5 million. The Term Loan matures, and all outstanding amounts become due and payable on December 18, 2026. However, certain conditions could result in an earlier maturity, including if, on the Maturity Trigger Date (45 days prior to the maturity date of the Notes (currently June 17, 2023)), (i) the maturity date of the Notes has not been extended past the date that is 91 days after the sixth anniversary of the closing date of the Term Loan Credit Agreement or (ii) the Notes have an aggregate principal amount outstanding of $10.0 million or more, in which case the Term Loan will terminate on the Maturity Trigger Date. As set forth in the Term Loan Credit Agreement, the Term Loan is secured by substantially all assets, other than those secured on a first lien basis by the 2022 ABL Credit Facility, and we may, subject to the terms and conditions in the Term Loan Credit Agreement, increase the Term Loan by an amount not to exceed $100.0 million.
The Term Loan bears interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate or a LIBOR rate, plus an applicable margin. The base rate is a fluctuating interest rate equal to the greater of (i) the federal funds rate plus 0.50%, (ii), the prime rate as specified in the Term Loan Credit Agreement, and (iii) one-month LIBOR rate plus 1.00%. The applicable margin is defined as a rate of 6.50% for base rate borrowings with a 2.00% base rate floor and 7.50% for LIBOR rate borrowings with a 1.00% LIBOR rate floor. Interest is payable either (i) monthly for Base rate borrowings or (ii) the last day of the interest period for LIBOR rate borrowings, as set forth in the Term Loan Credit Agreement. The Term Loan is prepayable in whole or in part, at any time and from time to time, subject to a prepayment premium (including a make whole during the first two years) specified in the Term Loan Credit Agreement (subject to certain exceptions), plus accrued and unpaid interest. The effective interest rate on the Term Loan as of December 31, 2022 and December 31, 2021 was 37.99% and 20.90%, respectively. As of December 31, 2022, the effective interest consisted of a 11.73% variable interest rate paid in cash and an additional 26.26% due to the acceleration of the amortization of the related debt issuance costs. As of December 31, 2021, the effective interest consisted of a 8.5% variable interest rate paid in cash and an additional 12.4% due to the acceleration of the amortization of the related debt issuance costs. The unamortized balances of debt discounts, warrant discount and debt issuance cost amounted to $3.9 million and $35.8 million at December 31, 2022 and December 31, 2021, respectively. Interest expense amounted to $21.8 million and $21.9 million for the years ended December 31, 2022 and 2021, respectively.
The Term Loan contains customary payment penalties, events of default and covenants, including but not limited to, covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur additional indebtedness and guarantees, pay dividends, issue equity instruments and make distributions or redeem or repurchase capital stock.
On October 19, 2021, we entered into Amendment No. 1 to the Term Loan Credit Agreement (“Term Loan Amendment No. 1”) with the financial institutions party thereto from time to time (the “Lenders”) and APSC, as agent. Term Loan Amendment No. 1, among other things, (i) deferred an October 19, 2021 interest payment until October 29, 2021; (ii) required

Table of Content

that the Company use commercially reasonable efforts to appoint an additional independent director to our Board of Directors who is acceptable to the agent; (iii) provided the Lenders with additional information rights; and (iv) tightened certain negative covenants included in the Term Loan Credit Agreement until the deferred interest is made current.
On October 29, 2021, we entered into Amendment No. 2 to the Term Loan Credit Agreement (“Term Loan Amendment No. 2”) with the Lenders and APSC, as agent. Term Loan Amendment No. 2, among other things, (i) further deferred an October 29, 2021 interest payment until November 15, 2021; (ii) contained certain milestones; (iii) provided the Lenders with a ten-day right of first refusal regarding any refinancing of the Company’s obligations under the 2020 ABL Facility; (iv) obligated the Company to establish, pursuant to a charter to be adopted by the our Board of Directors and reasonably acceptable to the agent, a special committee that shall have exclusive responsibility and authority to make recommendations to our Board of Directors regarding certain transactions; and (v) provided that the Company will not permit a covenant trigger event under the 2020 ABL Facility to occur.
On November 8, 2021, we entered into Amendment No. 3 to the Term Loan Credit Agreement (“Term Loan Amendment No. 3”). Term Loan Amendment No. 3, among other things, (i) waived certain covenants until September 30, 2022 and modified covenants thereafter to provide us with more flexibility and (ii) required us to seek shareholder approval (or an exception therefrom) to issue additional warrants to APSC, providing for the purchase of an aggregate of 1,417,051 shares of our common stock (the “APSC Warrants”) at an exercise price of $1.50 per share, and to amend the warrants issued in December 2020 to APSC to purchase up to 3,582,949 shares of our common stock, which was initially exercisable at the holder’s option at any time, in whole or in part, until June 14, 2028, at an exercise price of $7.75 per share (the “Existing Warrant”), to provide for an exercise price of $1.50 per share. Following the Reverse Stock Split, the APSC Warrants provide for the purchase of up to 500,000 shares of our common stock at an exercise price of $15.00 per share. Term Loan Amendment No. 3 also reduced the required amount of principal outstanding on the Notes on the Maturity Trigger Date from $50.0 million to $10.0 million.
On December 2, 2021, and December 7, 2021, respectively, we entered into Amendment No. 4 to the Term Loan Credit Agreement (“Term Loan Amendment No. 4”) and Amendment No.5 to the Term Loan Credit Agreement (“Term Loan Amendment No. 5”), respectively. Term Loan Amendment No. 4 extended the date upon which the Company must issue the APSC Warrants to December 7, 2021, and Term Loan Amendment No. 5 extended the date upon which the Company must issue the APSC Warrants to December 8, 2021.
On February 11, 2022, we entered into Amendment No. 6 to the Term Loan Credit Agreement (“Term Loan Amendment No. 6”). Term Loan Amendment No. 6, among other things, (i) permitted the entry into the 2022 ABL Credit Agreement, (ii) permitted certain interest payments due under the Term Loan Credit Agreement to be paid in kind, (iii) permitted certain asset sales and required certain related mandatory prepayments, subject to an applicable prepayment premium, and (iv) amended the financial covenants such that the maximum net leverage ratio of 7.00 to 1.00 would not be tested until the fiscal quarter ending March 31, 2023, and the Company is not permitted to exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided, that such unfinanced capital expenditures limitation will not apply if the Company maintains a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year.
On May 6, 2022, we entered into Amendment No. 7 to the Term Loan Credit Agreement (“Term Loan Amendment No. 7”). Term Loan Amendment No. 7, among other things, (i) modified the Maturity Trigger Date (as defined in the Term Loan Credit Agreement) such that the date on which the maturity of the Term Loan Credit Agreement is triggered as a result of there being an aggregate principal amount of more than $10.0 million outstanding under the Notes is 75 days prior to the Notes maturity date instead of 120 days prior to their maturity date, and (ii) amended the financial covenants such that the maximum net leverage ratio to be tested for the fiscal quarter ending March 31, 2023 be increased from 7.00 to 1.00 to 12.00 to 1.00.
In connection with the Quest Integrity Transaction, on November 1, 2022, we, the guarantors party thereto, the lenders party thereto and APSC, as agent for the lenders and secured parties, entered into Amendment No. 8 to the Term Loan Credit Agreement (“Term Loan Amendment No. 8”) which, among other things, (i) modified mandatory prepayment requirements to allow us to retain up to $26.0 million of proceeds in connection with the Quest Integrity Transaction, subject to certain limitations, (ii) modified the Maturity Trigger Date such that the date on which the maturity of the Term Loan Credit Agreement is triggered as a result of there being an aggregate principal amount of more than $10.0 million outstanding under the Notes is 45 days prior to the maturity date of the Notes rather than 75 days, or June 17, 2023, and (iii) made certain modifications to negative covenants and mandatory prepayment provisions.

Table of Content

On November 2, 2022, we used the net proceeds from the sale of Quest Integrity to pay down $225.0 million of debt under the Term Loan Credit Agreement and to pay certain fees associated with such repayment and related accrued interest, which reduced the principal balance to $35.5 million, with the remaining proceeds reserved for general corporate purposes, thereby reducing our future debt service obligations and leverage and improving our liquidity. The transaction was treated as a partial debt extinguishment, and a loss in the amount of $30.1 million was recognized in the current income statement consisting of cash fees and premium paid in the amount of $12.4 million and the noncash write off of the related unamortized balance of deferred issuance cost and warrant and debt discounts in the amount of $17.7 million.
On November 4, 2022, we entered into Amendment No. 9 to the Term Loan Credit Agreement which amended the financial covenant to provide relief from the maximum net leverage ratio covenant thereunder such that it is not tested until the fiscal quarter ending June 30, 2023 and for each fiscal quarter thereafter at 7.00 to 1.00.
Subordinated Term Loan Credit Agreement
On November 9, 2021, we entered into a credit agreement (as amended by Corre Amendment 1, Corre Amendment 2, Corre Amendment 3, Corre Amendment 4, Corre Amendment 5, Corre Amendment 6, Corre Amendment 7, Corre Amendment 8, Corre Amendment 9, Corre Amendment 10 and Corre Amendment 11, and the related Springing Maturity Date (as defined below) provision (the “Subordinated Term Loan Credit Agreement”) with Corre Credit Fund, LLC (“Corre Fund”), as agent, and the lenders party thereto providing for an unsecured $50.0 million delayed draw subordinated term loan facility (the “Subordinated Term Loan”). Pursuant to the Subordinated Term Loan Credit Agreement, we borrowed $22.5 million on November 9, 2021, and an additional $27.5 million on December 8, 2021. The Subordinated Term Loan matures, and all outstanding amounts become due and payable, on the earlier of December 31, 2027 and the date that is two weeks following the maturity or full repayment of the Term Loan (the “Springing Maturity Date”). The stated interest rate on the Subordinated Term Loan is 12.00% which is payable in the form of paid-in-kind interest (“PIK Interest”). The effective interest rate as of December 31, 2022 and December 31, 2021 was 29.23% and 45.53%, respectively. As of December 31, 2022, the effective interest consisted of 12.00% stated interest and an additional 17.23% due to the acceleration of the amortization of the related debt issuance costs. At December 31, 2021, the effective interest consisted of the 12.00% stated interest and an additional 33.53% due to the acceleration of the amortization of the related debt issuance costs. The unamortized debt issuance cost amounted to $7.5 million and $13.9 million as of December 31, 2022 and December 31, 2021, respectively. Interest expense amounted to $11.4 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.
Under the Subordinated Term Loan Credit Agreement, we were required to, among other things, (i) subject to certain conditions, issue the lenders warrants (as defined below), (ii) amend our charter, bylaws, and all other necessary corporate governance documents to reduce the size of our Board of Directors to seven directors, one of whom included our Chief Executive Officer, and (iii) reconstitute our Board of Directors. The Subordinated Term Loan Credit Agreement also contained other customary prepayment provisions, events of default and covenants.
On November 30, 2021, we entered into Amendment No. 1 to the Subordinated Term Loan Credit Agreement (“Corre Amendment 1”). Corre Amendment 1 (i) extended the payment date for interest in the form of PIK interest with respect to the Initial Term Loans (as defined in the Subordinated Term Loan Credit Agreement), (ii) extended the date upon which the Company must deliver a fully executed ABL Consent (as defined in the Subordinated Term Loan Credit Agreement) to, in each case, 11:59 P.M. on December 6, 2021 and (iii) extended the date upon which we must issue the Corre Warrants to 11:59 P.M. on December 7, 2021.
On December 6, 2021, we entered into Amendment No. 2 to the Subordinated Term Loan Credit Agreement (“Corre Amendment 2”). Corre Amendment 2 (i) extended the payment date for interest in the form of PIK Interest with respect to the Initial Term Loans, and (ii) extended the date upon which we must deliver a fully executed ABL Consent to, in each case, 11:59 P.M. on December 7, 2021.
On December 7, 2021, we entered into Amendment No. 3 to the Subordinated Term Loan Credit Agreement (“Corre Amendment 3”). Corre Amendment 3, among other things, (i) extended the payment date for interest in the form of PIK Interest with respect to the Initial Term Loans, (ii) extended the date upon which we must deliver a fully executed ABL Consent and (iii) extended the date upon which we must issue the Corre Warrants to, in each case, 11:59 P.M. on December 8, 2021.
On December 8, 2021, we entered into Amendment No. 4 to the Subordinated Term Loan Credit Agreement (“Corre Amendment 4”). Corre Amendment 4 appointed Cantor Fitzgerald Securities as successor agent.
In connection with the transactions contemplated by the 2022 ABL Credit Agreement on February 11, 2022, Corre, agreed to provide the Company with incremental financing (the “Incremental Financing”), totaling approximately $55.0 million, consisting of (i) a $35.0 million Delayed Draw Term Loan under the 2022 ABL Credit Facility; (ii) $10.0 million from Corre in the form of the February 2022 Delayed Draw Term Loan (as defined in the Subordinated Term Loan Credit Agreement) on a pari passu basis with the existing loans issued pursuant to the Subordinated Term Loan Credit Agreement; and (iii) $10.0 million through the purchase of 11,904,762 PIPE Shares (the “PIPE Shares”) of our common stock to Corre

Table of Content

Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon II Fund, LP (collectively, the “Corre Holders”) at a price of $0.84 per share (the “Equity Issuance”). The business purpose of the Corre Amendments was to further extend the liquidity runway of the Company and support ongoing negotiations of the financing transactions completed on February 11, 2022.
On February 11, 2022, we entered into Amendment No. 5 to the Subordinated Term Loan Credit Agreement (“Corre Amendment 5”) with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent. Corre Amendment 5, which among other things, (i) provided for an additional commitment of $10.0 million in subordinated delayed draw term loans to be available for borrowing by the Company until July 1, 2022, (ii) permitted entry into the 2022 ABL Credit Facility, (iii) permitted certain asset sales and required certain related mandatory prepayments, subject to an applicable prepayment premium, and (iv) amended the financial covenants, such that the maximum net leverage ratio of 7.00 to 1.00 will not be tested until the fiscal quarter ending March 31, 2023, and the Company is not permitted to exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided, that these unfinanced capital expenditures requirement will not apply if the Company maintains a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year.
On May 6, 2022, we entered into Amendment No. 6 to the Subordinated Term Loan Credit Agreement (“Corre Amendment 6”) with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent. Corre Amendment 6, among other things, amended the financial covenants, such that the maximum net leverage ratio to be tested for the fiscal quarter ending March 31, 2023 will be increased from 7.00 to 1.00 to 12.00 to 1.00.
On June 28, 2022, we entered into Amendment No. 7 to the Subordinated Term Loan Credit Agreement (“Corre Amendment 7”) with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent, that, among other things, extended the availability date for the additional commitment of $10.0 million in subordinated delayed draw term loans from July 1, 2022 to October 31, 2022.
On October 4, 2022, we entered into Corre Amendment No. 8 to the Subordinated Term Loan Credit Agreement (“Corre Amendment 8”) with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent, that among other things, (i) increased the total principal amount outstanding under the Subordinated Term Loan Credit Agreement to approximately $112.7 million to give effect to the exchange of their convertible debt and (ii) extended the availability date for the additional commitment of $10.0 million in subordinated delayed draw term loans from October 31, 2022 to December 31, 2022. See Convertible Debt below for impact of the amendment to the Notes outstanding.
On November 1, 2022, we entered into Amendment No. 9 to the Subordinated Term Loan Credit Agreement (“Corre Amendment 9”) with the guarantors party thereto, the lenders from time to time party thereto and Cantor Fitzgerald Securities, as agent. Corre Amendment 9, among other things, (i) modified the mandatory prepayment requirements to allow us to retain up to $26.0 million of proceeds in connection with the Quest Integrity Transaction, subject to certain limitations and (ii) made certain modifications to negative covenants and mandatory prepayment provisions.
On November 4, 2022, we entered into Corre Amendment No. 10 to the Subordinated Term Loan Credit Agreement (“Corre Amendment 10”) with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent, which amended the financial covenant to provide relief from the maximum net leverage ratio covenant thereunder such that it is not tested until the fiscal quarter ending June 30, 2023 and for each fiscal quarter thereafter at 7.00 to 1.00.
On November 21, 2022, we entered into Amendment No. 11 to the Subordinated Term Loan Credit Agreement (“Corre Amendment 11”) with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent. Corre Amendment 11 amended the Subordinated Term Loan Credit Agreement to, inter alia, (i) extend the stated maturity date from December 31, 2026 to December 31, 2027 (subject to the Springing Maturity Date), (ii) extend the availability date for the additional commitment of $10.0 million in Subordinated delayed draw term loans to the end of March 31, 2023 rather than December 31, 2022 and (iii) create a new tranche of term loans representing the increased principal amount of unsecured term loans (which loans are not subject to the springing maturity of 14 days after payment in full of the Term Loan created in connection with the exchange of the Notes pursuant to the Exchange Agreement (as defined below) dated as of October 4, 2022, by and among the Company and certain holders of the Notes. There was no increase in the aggregate amount outstanding under the Subordinated Term Loan as a result of Corre Amendment 11.

Table of Content

Warrants
As of December 31, 2022 and 2021, we held the following warrants:

	Original				After Reverse Stock Split (Effective date December 22, 2023)
Holder	Date	Number of shares	Exercise price	Expiration date	Number of shares	Exercise price	Total value of stock	Expiration date
APSC Holdco II, LP
Original	12/18/2020	3,582,949	$7.75	6/14/2028
Amended	11/9/2021	500,000	$1.50	6/14/2028
Amended	12/8/2021	917,051	$1.50	12/8/2028
Total APSC		5,000,000	$1.50	12/8/2028	500,000	$15.00	$7,500,000	12/8/2028

Corre	12/8/2021	5,000,000	$1.50	12/8/2028	500,000	$15.00	$7,500,000	12/8/2028

Total warrants		10,000,000			1,000,000		$15,000,000
On December 18, 2020, in connection with the execution of the Term Loan Credit Agreement, we issued to APSC warrants to purchase up to 3,582,949 shares of our common stock, which were initially exercisable at the holder’s option at any time, in whole or in part, until June 14, 2028, at an exercise price of $7.75 per share.
In connection with execution of the Subordinated Term Loan Credit Agreement and Term Loan Amendment No. 3, on November 9, 2021, we entered into an Amended and Restated Common Stock Purchase Warrant (the “A&R Warrant”) with APSC Holdco II, L.P. (“APSC Holdco”) pursuant to which the Existing Warrant was amended and restated to provide for the purchase of up to 4,082,949 shares of our common stock and to reduce the exercise price to $1.50 per share.
In connection with execution of the Subordinated Term Loan Credit Agreement and the amendments to the Term Loan Credit Agreement, on December 8, 2021 we entered into (i) the Second Amended and Restated Common Stock Purchase Warrant No. 1 (the “Second A&R Warrant”) with APSC Holdco, pursuant to which the A&R Warrant was amended and restated to provide for the purchase of up to 5,000,000 shares of our common stock (including 4,082,949 shares of Common Stock issuable pursuant to the A&R Warrant) exercisable at the holder’s option at any time, in whole or in part, until December 8, 2028, at an exercise price of $1.50 per share, and (ii) the Common Stock Purchase Warrants (collectively, the “Corre Warrants” and, together with the Second A&R Warrant, the “Warrants”) with each of Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon Fund II, LP providing for the purchase of an aggregate of 5,000,000 shares of our common stock, exercisable at such holder’s option at any time, in whole or in part, until December 8, 2028, at an exercise price of $1.50 per share.
Following the Reverse Stock Split, the Warrants provide for the purchase of up to 1,000,000 shares of our common stock at an exercise price of $15.00 per share.
The exercise price and the number of shares of our common stock issuable on exercise of the Warrants are subject to certain antidilution adjustments, including for stock dividends, stock splits, reclassifications, noncash distributions, cash dividends, certain equity issuances and business combination transactions.
In connection with the Subscription Agreement (as defined below), on February 11, 2022, the Company, the Corre Holders and APSC Holdco entered into those certain Team, Inc. Waivers of Anti-Dilution Adjustments and Cash Transaction Exercise (collectively, the “Warrant Waivers”) with respect to each of the Warrants. Pursuant to the Warrant Waivers, the Corre Holders and APSC Holdco agreed with respect to such holders’ Warrant, subject to certain terms and conditions set forth therein (and for only so long as the applicable provisions remain in effect), among other things, (i) to irrevocably waive certain anti-dilution adjustments set forth in such Warrant in connection with the Proposed Equity Financing (as defined in the Warrant Waivers); (ii) to not exercise such Warrant, in whole or in part, if the Company determines that such exercise will cause an ownership change within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (assuming, among other things, that the ownership change threshold is 47% rather than 50%); and (iii) to only exercise such Warrant in a “cashless” or “net-issue” exercise.

Table of Content

Subscription Agreement
In connection with the Incremental Financing and Equity Issuance (referred above), on February 11, 2022, we entered into a common stock subscription agreement (the “Subscription Agreement”) with the Corre Holders, pursuant to which the Company issued and sold the PIPE Shares to the Corre Holders on February 11, 2022.
In accordance with, and subject to the terms and conditions of the Subscription Agreement, the Board was required to create a vacancy for one qualified nominee of the Corre Holders to the Board, who shall be designated by the Corre Holders and qualify as an independent director (a “Board Nominee”), and the Board is required to appoint such initial Board Nominee as a Class II director within seven business days of the date of the Subscription Agreement. This nominee has been appointed to the Board and this condition will remain active as long as the Subscription Agreement remains outstanding.
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
Convertible Debt
Description of the Notes
On July 31, 2017, we issued $230.0 million principal amount of senior unsecured 5.00% Convertible Senior Notes (the “Notes”) due 2023 in a private offering to qualified institutional buyers (as defined in the Securities Act of 1933) pursuant to Rule 144A under the Securities Act (the “Offering”).
The Notes bear interest at a rate of 5.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2018. The Notes mature on August 1, 2023 unless repurchased, redeemed or converted in accordance with their terms prior to such date. As a result of the Reverse Stock Split, the Notes are convertible at a conversion rate of 4.6083 shares of our common stock per $1,000 principal amount of the Notes, which is equivalent to a conversion price of approximately $217.00 per share. The conversion rate, and thus the conversion price, may be further adjusted under certain circumstances as described in the indenture governing the Notes. Pursuant to the Exchange Agreement, the Company agreed to exchange approximately $57.0 million of aggregate principal amount, plus accrued and unpaid PIK Interest, of the Notes beneficially owned by the Exchanging Holders (as defined below) for an equivalent increased principal amount of term loans under the Subordinated Term Loan Credit Agreement. Following the closing of the Exchange Agreement and Corre Amendment No. 8, the Company has approximately $41.2 million in aggregate principal amount of Notes outstanding, which pay interest at a rate of 5.00% per annum entirely in cash.
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
The Notes were initially convertible into 10,599,067 shares of pre-Reverse Split common shares. Previously, because the Notes could be convertible in full into more than 19.99% of our outstanding common stock, we were required by the listing

Table of Content

rules of the NYSE to obtain shareholder approval before the Notes could be converted. At our annual shareholders’ meeting, held on May 17, 2018, our shareholders approved the issuance of shares of common stock upon conversion of the Notes.
As a result of the redemption and extinguishment of the Notes discussed below, the execution of the Exchange Agreement described below as well as the Reverse Stock Split, the Notes are currently convertible into 189,682 shares of common stock. The Notes will be convertible into, subject to various conditions, cash or shares of our common stock or a combination of cash and shares of our common stock, in each case, at our election.
If holders elect to convert the Notes in connection with certain fundamental change transactions described in the Notes indenture, we will, under certain circumstances described in the Notes indenture increase the conversion rate for the Notes so surrendered for conversion.
The indenture governing the Notes provides that we have the option to redeem all or any portion of the Notes since August 5, 2021, if certain conditions are met (including that our common stock is trading at or above 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption) at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
Net proceeds received from the Offering were approximately $222.3 million after deducting discounts, commissions and expenses and were used to repay outstanding borrowings under the previous Credit Facility.
On January 13, 2022, we entered into a supplemental indenture (the “Supplemental Indenture”) with Truist Bank, as trustee, to the indenture governing the Notes (the “Indenture”) to effect certain amendments (the “Amendments”) to the Indenture and to modify the Notes held by consenting holders (the “Consenting Holders”) of $52.0 million in aggregate principal amount of the Notes (such modified Notes, the “PIK Securities”).
The Supplemental Indenture amended the Indenture to, among other things: (i) allow for interest payable on the PIK Securities on February 1, 2022 to be paid in PIK Interest (as defined in the Supplemental Indenture) and on subsequent interest payment dates to be payable, at the Company’s option, at a rate of 5.00% per annum entirely in cash or at a rate of 8.00% per annum in PIK Interest; (ii) provide for additional changes to the Indenture to allow for the payment of PIK Interest and for the PIK Securities to be issued in denominations of $1,000 and integral multiples thereof (or if PIK Interest has been paid with respect to the PIK Securities, in minimum denominations of $1.00 and integral multiples of $1.00 in excess thereof); (iii) clarify that the unmodified Notes and PIK Securities will be treated as a single series of Notes for all purposes under the Indenture, other than the option of the Company to pay PIK Interest on the PIK Securities; and (iv) make certain conforming changes, including conforming modifications to certain definitions and cross-references as a result of such amendments. Notes held by holders other than the Consenting Holders were not modified and interest on such Notes will continue to be paid in cash at a rate of 5.00% per annum as set forth in the Indenture.
On October 4, 2022, we entered into an exchange agreement (the “Exchange Agreement”) by and among us and certain holders (collectively, the “Exchanging Holders”) of the PIK Securities.
Pursuant to the Exchange Agreement, we agreed to exchange approximately $57.0 million of aggregate principal amount, plus accrued and unpaid PIK Interest, of PIK Securities beneficially owned by the Exchanging Holders for an equivalent increased principal amount of term loans (the “New Term Loans”) under the Subordinated Term Loan Credit Agreement. Following the closing of the Exchange Agreement and Corre Amendment 8 to the Subordinated Term Loan Credit Agreement, we had approximately $41.2 million in aggregate principal amount of Notes outstanding, which pay interest at a rate of 5.00% per annum entirely in cash. The exchange of the Notes into the New Term Loans was treated as debt modification and the unamortized balance of debt issuance and discount in the amount of $1.4 million was added to the modified debt and is amortized over the term of the Term Loan using the new effective interest rate.

Table of Content

Accounting Treatment of the Notes

As of December 31, 2022 and 2021, the Notes were recorded in our consolidated balance sheet as follows (in thousands):

	December 31,
	2022	2021
Liability component:
Principal	$41,162	$93,130
Unamortized issuance costs	(377)	(916)
Unamortized discount	(135)	(4,552)
Net carrying amount of the liability component[1]	$40,650	$87,662

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$—	$7,969
Carrying amount of the equity component, net of issuance costs[3]	$37,276	$37,276
_________________
1    Included in the “Current portion of long-term debt and finance lease obligations” line of the consolidated balance sheets.
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
The following table sets forth interest expense information related to the Notes (dollars in thousands):

	December 31,
	2022	2021
Coupon interest	$5,700	$4,657
Amortization of debt discount and issuance costs	2,405	3,129
Total interest expense	$8,105	$7,786

Effective interest rate	7.84%	9.12%
ASU 2020-06 Adoption. In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. ASU 2020-06 updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, ASU 2020-06 made amendments to the EPS guidance in Topic 260 for convertible debt instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. ASU 2020-06 also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of ASU 2020-06 can either be on a modified retrospective or full retrospective basis. On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective method. We recognized a cumulative effect of initially applying the ASU as an adjustment to the January 1, 2022 opening balance of accumulated deficit. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
Accordingly, the cumulative effect of the changes made on our January 1, 2022 consolidated balance sheet for the adoption of ASU 2020-06 was as follows (in thousands):

Table of Content

	Balances as of December 31, 2021	Adjustments from Adoption of ASU 2020-06	Balances at January 1, 2022
Liabilities
Long-term debt and finance lease obligations	$405,191	$1,827	$407,018
Equity
Additional paid-in capital	$453,247	$(5,651)	$447,596
Accumulated deficit	$(375,584)	$3,824	$(371,760)

The impact of adoption on our consolidated statements of operations for the year ended December 31, 2022 was primarily to decrease net interest expense by $1.3 million. This had the effect of decreasing our basic and diluted net loss per share of common stock attributable to common stockholders for the year ended December 31, 2022 by $0.31. The change in methodology by requiring the use of the if-converted method to determine the denominator used in the calculation of diluted net income per share of common stock attributable to common stockholders did not have an impact on the diluted EPS as the shares of common stock issuable upon conversion were not included in the denominator because of the antidilutive effect.
1970 Group Substitute Insurance Reimbursement Facility
On September 29, 2022, we entered into the Substitute Insurance Reimbursement Facility Agreement with the 1970 Group (the “Substitute Insurance Reimbursement Facility Agreement”). Under this agreement, the 1970 Group extended us credit in the form of a substitute reimbursement facility (the “Substitute Reimbursement Facility”) to provide up to approximately $21.4 million of letters of credit on our behalf in support of our workers’ compensation, commercial automotive and general liability insurance carriers for workers’ compensation, commercial automotive and/or general liability policies (the “Insurance Policies”).
Under the Substitute Insurance Reimbursement Facility Agreement, 1970 Group arranged for the issuance of letters of credit from financial institutions approved by the National Association of Insurance Commissioners. Such letters of credit arranged by the 1970 Group permit the return of certain existing letters of credit for our account that are outstanding for the purpose of supporting the Insurance Policies and that are required to be collateralized, thereby providing us increased liquidity in the amount of approximately $21.3 million. Under the Substitute Insurance Reimbursement Facility Agreement, we are required to reimburse the 1970 Group for any draws made under the letters of credit within five business days of notice of any such draw. The Substitute Insurance Reimbursement Facility Agreement terminates upon the earlier of (i) the expiration or termination of our Insurance Policies or (ii) September 29, 2023. This arrangement replaced certain existing letters of credit which allowed us to release $16.3 million out of a total of $25.7 million of restricted cash previously held as collateral for the replaced letters of credit as well as reduced the outstanding letters of credit under the 2022 ABL Credit Facility by $5.0 million thereby improving our liquidity.
The Agreement contained certain affirmative covenants, including for us to keep and maintain our Insurance Policies for the compliance in all material respects with applicable requirements. The Agreement contains certain events of default, including, without limitation, our Company’s failure to reimburse 1970 Group for any draw or other financial obligation or our payment of 1970 Group’s fees. Upon an event of default, 1970 Group has the option to declare all outstanding obligations immediately due within five (5) business days after our receipt of such notice from 1970 Group. Our obligations under the Agreement are not guaranteed by any of our subsidiaries, are unsecured and are subordinated to our obligations to each of the lenders under each of (1) the Term Loan Credit Agreement, (2) the 2022 ABL Credit Agreement, and (3) the Subordinated Term Loan Credit Agreement.
According to the provisions of ASC 470 – Debt, the arrangement is a Substitute Insurance Reimbursement Facility limited to the amounts drawn under the letters of credit. Therefore, until we use or draw on the Substitute Insurance Reimbursement Facility, the letters of credit are treated as an off-balance sheet credit arrangement. The fees in the amount of $2.9 million paid by us are deferred and amortized over the term of the arrangement. As of December 31, 2022, the unamortized balance in the amount of $1.8 million is included in other current assets.
Deferred Financing Costs, Debt and Warrant Discounts and Debt Issuance Cost
As referenced above, all debt with original maturities greater than one year are classified as current as of December 31, 2022 due to the Trigger Date and the Maturity Reserve Trigger Date (as defined in the 2022 ABL Credit Agreement) provisions.

Table of Content

As of December 31, 2022 and December 31, 2021, capitalized deferred financing costs, inclusive of debt issuance costs and discounts, net of accumulated amortization, related to our outstanding debt were $15.1 million and $58.0 million, respectively. Due to the Trigger Date and the Maturity Reserve Trigger Date (as defined in the 2022 ABL Credit Agreement) provisions, the amortization period for deferred financing costs, debt and warrant discounts and debt issuance costs was updated to reflect the potential accelerated maturity dates. This resulted in additional amortization charges of $21.8 million during the twelve months ended December 31, 2022. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion.
Loss on Debt Extinguishment
Loss on debt extinguishment for the year ended December 31, 2022 represents a loss on partial payoff of the Term Loan in the amount of $30.1 million and consists of cash fees and premium in the amount of $12.4 million and non-cash write off of unamortized balance of deferred issuance cost and warrant and debt discounts in the amount of $17.7 million.
Liquidity
As of December 31, 2022, we had $51.1 million of unrestricted cash and cash equivalents and $7.0 million of restricted cash including $4.6 million of restricted cash held as collateral for letters of credit and commercial card programs. International cash balances as of December 31, 2022 were $16.3 million, and approximately $1.4 million of such cash is located in countries where currency restrictions exist. As of December 31, 2022, we had approximately $52.4 million of availability in additional borrowing capacity consisting of $42.4 million available under the Revolving Credit Loans and $10.0 million available under the Corre Delayed Draw Term Loan. We have $33.3 million in letters of credit issued domestically. Internationally, we have letters of credit outstanding in the amount of $0.3 million. Additionally, we have $1.6 million in surety bonds outstanding and an additional $0.5 million in miscellaneous cash deposits securing leases or other required obligations. Our cash and cash equivalents as of December 31, 2021 totaled $55.2 million, of which $4.1 million was restricted for interest due on the Term Loan. Additionally, $14.2 million of the $55.2 million of cash and cash equivalents was in foreign accounts, primarily in Europe, Canada and Australia including $2.4 million of cash located in countries where currency restrictions exist. Refer to Note 1 - Summary of Significant Accounting Policies and Practices for additional liquidity and going concern discussion.
13. LEASES

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

Table of Content

The components of lease expense are as follows (in thousands):

	December 31,
	2022	2021
Operating lease costs	$25,116	$27,773
Variable lease costs	5,346	5,546
Finance lease costs:
Amortization of right-of-use assets	765	666
Interest on lease liabilities	421	344
Total lease cost	$31,648	$34,329
Lease cost - discontinued operations	$841	$1,656
Lease cost - continuing operations	$30,807	$32,673

Other information related to leases are as follows (in thousands):

	December 31,
	2022	2021
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$19,032	$16,856
Operating cash flows from finance leases	316	345
Financing cash flows from finance leases	885	515
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$3,455	$8,008
Finance leases	$1,270	$1,011

Amounts recognized in the consolidated balance sheet are as follows (in thousands):

	December 31,
	2022	2021
Operating Leases:
Operating lease right-of-use assets	$48,462	$58,495
Current portion of operating lease obligations	13,823	15,412
Operating lease obligations (non-current)	38,819	47,617

Finance Leases:
Property, plant and equipment, net	$5,107	$5,114
Current portion of long-term debt and finance lease obligations	960	667
Long-term debt and finance lease obligations	4,942	4,973

Weighted average remaining lease term
Operating leases	6 years	6 years
Finance leases	9 years	10 years
Weighted average discount rate
Operating leases	7.5%	6.8%
Finance lease	7.3%	6.4%
As of December 31, 2022, we have no material additional operating and finance leases that have not yet commenced.

Table of Content

As of December 31, 2022, future minimum lease payments under non-cancellable (excluding short-term leases) are as follows (in thousands):

Twelve Months Ended December 31,	Operating Leases	Finance Leases
2023	$14,228	$1,179
2024	11,893	954
2025	8,761	686
2026	6,527	586
2027	5,480	543
Thereafter	11,318	3,376
Total future minimum lease payments	$58,207	$7,324
Less: Interest	5,565	1,422
Present value of lease liabilities	$52,642	$5,902
Total rent expense resulting from operating leases, including short-term leases, for the years ended December 31, 2022 and 2021 were $37.3 million, $39.4 million, respectively.

14. SHARE-BASED COMPENSATION

We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. As of December 31, 2022, there were approximately 103,274 restricted stock units, performance awards and stock options outstanding to officers, directors and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
In May 2021, our shareholders approved the amendment and restatement to the 2018 Team, Inc. Equity Incentive Plan (the “2018 Plan”). The 2018 Plan replaced the 2016 Team, Inc. Equity Incentive Plan. The amendment and restatement to the 2018 Plan increased the shares available for issuance by 3.0 million shares of Common Stock, before the reverse stock split discussed below. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock.
On December 21, 2022, we completed a reverse stock split of our outstanding common stock at a ratio of one-for-ten. The Reverse Stock Split effected a proportionate reduction in shares available for issuance under our 2018 Plan. We have made proportionate adjustments to the number of stock units outstanding and issuable upon exercise or vesting of our outstanding awards as well as the applicable exercise prices and weighted average fair value. No fractional shares were issued in connection with the Reverse Stock Split.
Compensation expense related to share-based compensation totaled $0.2 million and $7.0 million for the years ended December 31, 2022 and 2021, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. As of December 31, 2022, $1.4 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 1.4 years. The recognized income tax benefit totaled $0.0 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over three or four years and the expense associated with the units is recognized over the same vesting period. We also grant common stock to our directors which typically vests immediately. Compensation expense related to stock units and director stock grants totaled $1.5 million and $4.4 million for the years ended December 31, 2022 and 2021, respectively.

Table of Content

Transactions involving our stock units and director stock grants for the twelve months ended December 31, 2022 are summarized below:

	Twelve Months Ended December 31, 2022
	No. of Stock Units	Weighted Average Fair Value
	(in thousands)
Stock and stock units, beginning of year	80	$73.06
Changes during the year:
Granted	79	$8.56
Vested and settled	(42)	$80.51
Cancelled	(19)	$66.86
Stock and stock units, end of year	98	$19.55
The intrinsic value of stock units and director stock grants vested during the years ended December 31, 2022 and 2021 was $0.5 million and $1.2 million, respectively.
We have a performance stock unit award program whereby we grant Long-Term Performance Stock Unit (“LTPSU”) awards to our executive officers. Under this program, we communicate “target awards” to the executive officers during the first year of a performance period. LTPSU awards cliff vest with the achievement of the performance goals and completion of the required service period. Settlement occurs with common stock as soon as practicable following the vesting date. LTPSU awards granted in 2020 (the “2020 Awards”) and in 2021 (the “2021 Awards”) are subject to a two-year performance period and a concurrent two-year service period. There were no LTPSU awards granted during 2022. For the LTPSU awards, the performance goal is separated into two independent performance factors based on (i) relative shareholder return (“RTSR”) as measured against a designated peer group and (ii) results of operations over the two-year performance period, with possible payouts ranging from 0% to 200% of the target awards for each of the two performance factors. The 2020 Awards vested as of March 15, 2021 at the RTSR performance target level of 25% and the results of operations performance metric at 0% of the target level.
The RTSR and the stock price milestone factors are considered to be market conditions under GAAP. For performance units subject to market conditions, we determine the fair value of the performance units based on the results of a Monte Carlo simulation, which uses market-based inputs as of the date of grant to simulate future stock returns. Compensation expense for awards with market conditions is recognized on a straight-line basis over the longer of (i) the minimum required service period and (ii) the service period derived from the Monte Carlo simulation, separately for each vesting tranche. For performance units subject to market conditions, because the expected outcome is incorporated into the grant date fair value through the Monte Carlo simulation, compensation expense is not subsequently adjusted for changes in the expected or actual performance outcome. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. For performance awards, we recorded income of $1.3 million and expense of $2.6 million for the years ended December 31, 2022 and 2021, respectively.

Table of Content

Transactions involving our performance awards during the twelve months ended December 31, 2022 are summarized below:

	Twelve Months Ended December 31, 2022
	Performance Units Subject to Market Conditions		Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value	No. of Stock Units[1]	Weighted Average Fair Value
	(in thousands)		(in thousands)
Performance stock units, beginning of period	68	$64.88	22	$98.65
Changes during the period:
Cancelled and forfeited	(66)	$62.08	(20)	$96.23
Performance stock units, end of period	2	$149.60	2	$116.90
__________________________
1    Performance units with variable payouts are shown at target level of performance.

    The intrinsic value of performance stock unit awards vested during the year ended December 31, 2021 was $0.3 million. There were no performance stock units vested during the year ended December 31, 2022.
We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the years ended December 31, 2022 and 2021. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight-line basis over the specified vesting period for those options. Stock options generally have a ten-year term.
Transactions involving our stock options for the twelve months ended December 31, 2022 are summarized below:

	Twelve Months Ended December 31, 2022
	No. of Options	Weighted Average Exercise Price
	(in thousands)
Shares under option, beginning of year	2	$316.80
Changes during the year:
Expired	(1)	$(277.13)
Shares under option, end of year	1	$356.03
Exercisable at end of year	1	$356.03

    No stock options were granted during the years ended December 31, 2022 and 2021. Options exercisable as of December 31, 2022 had a weighted-average remaining contractual life of 0.6 years, and exercise prices ranging from $320.50 to $504.70. There were no stock option awards exercised during the years ended December 31, 2022 and 2021.

Table of Content

15. STOCKHOLDERS’ EQUITY

Shareholder’s Equity and Preferred Stock
On December 21, 2022, we completed a reverse stock split of our outstanding common stock at a ratio of one-for-ten. The Reverse Stock Split effected a proportionate reduction in our authorized shares of common stock from 120,000,000 shares to 12,000,000 shares and reduced the number of shares of common stock outstanding from approximately 43,429,089 shares to approximately 4,342,909 shares. We have made proportionate adjustments to the number of common shares issuable upon exercise or conversion of our outstanding warrants, equity awards and convertible securities, as well as the applicable exercise prices and weighted average fair value of the equity awards. No fractional shares were issued in connection with the Reverse Stock Split.
As of December 31, 2022 there were 4,342,909 shares of our Company common stock outstanding and 12,000,000 shares authorized at $0.30 par value per share.
As of December 31, 2022 we had 500,000 authorized shares of preferred stock, none of which had been issued.
Warrants
In connection with the Amended Term Loan Credit Agreement and the Subordinated Term Loan Credit Agreement, we entered into Warrant Agreements and Waivers related to our common stock. A detailed discussion of these transactions can be found in Note 12 - Debt.
Issuance of PIPE Shares
In connection with the 2022 ABL Credit Agreement and the Subscription Agreement, PIPE shares were issued and sold, subject to certain terms and conditions. A detailed discussion of these transactions can be found in Note 12 - Debt.

Accumulated Other Comprehensive Income (loss)
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Twelve Months Ended December 31, 2022					Twelve Months Ended December 31, 2021
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total
Balance at beginning of year	$(25,258)	$2,988	$(3,873)	$(589)	$(26,732)	$(23,045)	$2,988	$(8,021)	$400	$(27,678)
Other comprehensive income (loss)	(6,589)	—	(6,601)	925	(12,265)	(2,213)	—	4,148	(989)	946
Balance at end of year	$(31,847)	$2,988	$(10,474)	$336	$(38,997)	$(25,258)	$2,988	$(3,873)	$(589)	$(26,732)
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Twelve Months Ended December 31,
	2022			2021
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(6,589)	$—	$(6,589)	$(2,213)	$(1)	$(2,214)
Defined benefit pension plans	(6,601)	925	(5,676)	4,148	(988)	3,160
Total	$(13,190)	$925	$(12,265)	$1,935	$(989)	$946

Table of Content

16. EMPLOYEE BENEFIT PLANS
Defined contribution plan. Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. We did not incur any contribution expense in 2021 as forfeitures were used for the company match. Our contribution for the plan year ended December 31, 2022 was approximately $3.3 million.
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
Benefits for the U.K. Plan are based on the average of the employee’s salary for the last three years of employment. The U.K. Plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013. Plan assets are primarily invested in unitized pension funds managed by U.K. registered fund managers. The most recent valuation of the U.K. Plan was performed as of December 31, 2022. Estimated defined benefit pension plan contributions for 2023 are expected to be approximately $3.7 million.
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 5.0% as of December 31, 2022. These rates are reviewed annually and adjusted to reflect current conditions. These rates are determined appropriate based on reference to yields. The expected return on plan assets of 2.8% for 2022 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with GAAP, actual results that differ from the assumptions are accumulated and are subject to amortization over future periods and, therefore, generally affect recognized expense in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.
Net pension cost (credit) included the following components (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Interest cost	$1,586	$1,282
Settlement cost	—	70
Expected return on plan assets	(2,362)	(2,006)
Amortization of prior service cost	31	32
Net pension cost (credit)	$(745)	$(622)

The weighted-average assumptions used to determine benefit obligations as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Discount rate	5.0%	2.0%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	3.2%	3.3%
______________
1    Not applicable due to plan curtailment.

Table of Content

The weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2022 and 2021 are as follows:

	Twelve Months Ended December 31,
	2022	2021
Discount rate	2.0%	1.3%
Expected long-term return on plan assets	2.8%	2.1%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	3.3%	2.9%
_______________
1    Not applicable due to plan curtailment.
The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.
The expected long-term rate of return on invested assets for 2022 is determined based on the weighted average of expected returns on asset investment categories as follows: 6.4% overall, 9.5% for equities and 5.3% for debt securities.
The following table sets forth the changes in the benefit obligation and plan assets for the years ended December 31, 2022 and 2021 (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Projected benefit obligation:
Beginning of year	$91,262	$100,244
Service cost	—	—
Interest cost	1,586	1,282
Actuarial (gain) loss	(22,444)	(4,237)
Benefits paid	(5,028)	(5,137)
Foreign currency translation adjustment and other	(9,206)	(890)
End of year	$56,170	$91,262
Fair value of plan assets:
Beginning of year	94,164	94,962
Actual gain (loss) on plan assets	(26,919)	1,195
Employer contributions	3,699	4,118
Benefits paid	(5,028)	(5,137)
Foreign currency translation adjustment and other	(9,348)	(974)
End of year	56,568	94,164
Excess projected obligation under (over) fair value of plan assets at end of year	$398	$2,902
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$(10,980)	$(4,624)
Prior service cost	(520)	(601)
Total	$(11,500)	$(5,225)
The accumulated benefit obligation for the U.K. Plan was $56.2 million and $91.3 million as of December 31, 2022 and 2021, respectively. The decrease in the accumulated benefit obligation was due to the increase in discount rate driven by higher interest rate during the period.

Table of Content

As of December 31, 2022, expected future benefit payments are as follows for the years ended December 31, (in thousands):

2023	$3,738
2024	3,645
2025	3,808
2026	3,756
2027	3,836
2028-2032	19,388
Total	$38,171
The following tables summarize the plan assets of the U.K. Plan measured at fair value on a recurring basis (at least annually) as of December 31, 2022 and 2021 (in thousands):

December 31, 2022
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1,861	$1,861	$—	$—
Equity securities:
Diversified growth fund (a)	15,285	—	4,848	10,437
Fixed income securities:
U.K. government fixed income securities (b)	6,471	—	6,471	—
U.K. government index-linked securities (c)	7,942	—	7,942	—
Corporate bonds (e)	25,009	—	25,009	—
Total	$56,568	$1,861	$44,270	$10,437

December 31, 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
Cash	$2,411	$2,411	$—	$—
Equity securities:
Diversified growth fund (a)	23,582	—	12,139	11,443
Fixed income securities:
U.K. government fixed income securities (b)	9,487	—	9,487	—
U.K. government index-linked securities (c)	16,393	—	16,393	—
Global absolute return bond fund (d)	12,111	—	12,111	—
Corporate bonds (e)	30,297	—	30,297	—
Total	$94,281	$2,411	$80,427	$11,443
a)This category includes investments in a diversified portfolio of equity, alternatives and cash markets that aims to achieve capital growth returns.
b)This category includes investments in funds with the objective to provide a leveraged return to U.K. government fixed income securities (bonds) that have maturity periods ranging from 2030 to 2060.
c)This category includes investments in funds with the objective to provide a leveraged return to various U.K. government indexed-linked securities (gilts), with maturity periods ranging from 2027 to 2062. The funds invest in U.K. government bonds and derivatives.
d)This category includes investments in funds predominantly in a wide range of fixed and floating rate investment grade and below investment grade debt instruments traded on regulated markets worldwide with the objective to achieve a return of 3% above 1 month LIBOR over a 3-year basis.
e)This category includes investments in a diversified pool of debt and debt like assets to generate capital and income returns.

Table of Content

Investment objectives for the U.K. Plan, as of December 31, 2022, are to:
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
The following table sets forth the weighted-average asset allocation and target asset allocations as of December 31, 2022 and 2021 by asset category:

	Asset Allocations		Target Asset Allocations
	2022	2021	2022	2021
Equity securities and diversified growth funds[1]	27.0%	24.9%	27.5%	27.5%
Debt securities[2]	69.7%	72.5%	72.5%	72.5%
Other	3.3%	2.6%	—%	—%
Total	100%	100%	100%	100%
______________________________
1Diversified growth funds refer to actively managed absolute return funds that hold a combination of equity and debt securities.
2Includes investments in funds with the objective to provide leveraged returns to U.K. government fixed income securities, U.K. government indexed-linked securities, global bonds, and corporate bonds.

The following table summarizes the changes in the fair value measurements of Level 3 investments for the pension plans (in thousands):

	December 31, 2022	December 31, 2021
Balance at beginning of year	$11,443	$9,752
Actual return on plan assets	195	1,790
Purchases/ sales/ settlements	—	—
Transfer in/out of level 3	—	—
Changes due to foreign exchange	(1,201)	(99)
Balance at end of year	$10,437	$11,443

The following is a description of the valuation methodologies used to measure plan assets at fair value.

For equity securities and fixed income securities, fair value is based on observable inputs of comparable market transactions. The valuation of certain alternative investments, such as limited partnerships, may require significant management judgment and involves a level of uncertainty. The valuation is generally based on fair value as reported by the asset manager and adjusted for cash flows, if necessary. In making such an assessment, a variety of factors are reviewed by management, including, but are not limited to, the timeliness of fair value as reported by the asset manager and changes in general economic and market conditions subsequent to the last fair value reported by the asset manager. The use of different techniques or assumptions to estimate fair value could result in a different fair value measurement at the reporting date. Cash and cash equivalents are valued based on cost, which approximates fair value. Other than those assets that have quoted prices from an active market, investments are generally classified in Level 2 or Level 3 of the fair value hierarchy based on the lowest level input that is significant to the fair value measure in its entirety.

Table of Content

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
California Wage and Hour Litigation - The Company was a defendant in a consolidated class and collective action, Michael Thai v. Team Industrial Services, Inc., et al, pending in the U.S. District Court for the Central District of California, originally filed by two separate plaintiffs as separate cases in the Superior Court for the County of Los Angeles, California in June 2019 and August 2020, respectively. The Company settled the consolidated class and collective action in 2022 that resulted in the Company recording a pre-tax charge of $3.0 million in the third quarter of fiscal year 2022, and the Company paid the settlement in January 2023.
Notice of Potential Environmental Violation - On April 20, 2021, Team Industrial Services, Inc. received Notices of Potential Violation from the U.S. Environmental Protection Agency alleging noncompliance with various waste determination, reporting, training, and planning obligations under the Resource Conservation and Recovery Act at seven of our facilities located in Texas and Louisiana. The allegations largely relate to spent film developing solutions generated through our mobile radiographic inspection services and that the claims relate to the characterization and quantities of those wastes and related notices, reporting, training, and planning.
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
We believe that the likelihood that the amount of the judgment will be affirmed is not probable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We currently estimate a range of possible outcomes between $13.0 million and approximately $51.0 million, and we have accrued a liability as of December 31, 2022 which is the amount we believe is the most likely estimate for a probable loss on this matter. We have also recorded a related receivable from our third-party insurance providers in other current assets with the corresponding liability of the same amount in other accrued liabilities. Such amounts are treated as non-cash operating

Table of Content

activities. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3.0 million self-insured retention and deductible. All retentions and deductibles have been met, accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
Accordingly, for all matters discussed above, we have accrued in the aggregate approximately $42.3 million as of December 31, 2022, of which approximately $3.3 million is not covered by our various insurance policies.
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

Table of Content

18. SEGMENT AND GEOGRAPHIC DISCLOSURES

On November 1, 2022, we completed the sale of Quest Integrity business. The criteria for reporting Quest Integrity as a discontinued operation were met as of the sale and, as such, all periods presented in this Form 10-K have been recast to present Quest Integrity as a discontinued operation. Unless otherwise specified, the financial information and discussion in this Form 10-K are based on our continuing operations (IHT and MS segments) and exclude any results of our discontinued operations (Quest Integrity). Refer to Note 2 - Discontinued Operations for additional details.
ASC 280, Segment Reporting, requires us to disclose certain information about our operating segments. Operating segments are defined as “components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.” We conduct operations in two segments: IHT and MS. Historically Quest Integrity was a separate segment, but Quest Integrity is now part of discontinued operations.
Segment data for our two operating segments are as follows (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Revenues:
IHT	$422,562	$415,371
MS	417,646	378,826
Total Revenues	$840,208	$794,197

	Twelve Months Ended December 31,
	2022	2021
Operating income (loss):
IHT	$17,093	$12,997
MS1	20,930	(47,728)
Corporate and shared support services	(77,825)	(92,151)
Total Operating income (loss)	$(39,802)	$(126,882)
______________
1    Includes goodwill impairment loss of $55.8 million for MS for the year ended December 31, 2021.

	Twelve Months Ended December 31,
	2022	2021
Capital expenditures[1]:
IHT	$13,939	$11,742
MS	5,013	3,692
Corporate and shared support services	84	1,464
Total Capital expenditures	$19,036	$16,898
______________
1    Excludes finance leases. Totals may vary from amounts presented in the consolidated statements of cash flows due to the timing of cash payments.

Table of Content

	Twelve Months Ended December 31,
	2022	2021
Depreciation and amortization:
IHT	$12,391	$12,959
MS	19,021	20,500
Corporate and shared support services	5,041	5,443
Total Depreciation and amortization	$36,453	$38,902
Separate measures of our assets by operating segment are not produced or utilized by management to evaluate segment performance.
A geographic breakdown of our revenues for the years ended December 31, 2022 and 2021 and our total long-lived assets as of December 31, 2022 and 2021 are as follows (in thousands):

	Total Revenues[1]	Total Long-lived Assets[2]
Twelve months ended December 31, 2022
United States	$613,021	$240,088
Canada	95,790	4,708
Europe	61,713	14,591
Other foreign countries	69,684	2,581
Total	$840,208	$261,968
Twelve months ended December 31, 2021
United States	$561,416	$261,540
Canada	100,397	7,290
Europe	66,926	19,619
Other foreign countries	65,458	3,845
Total	$794,197	$292,294
 ______________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.
2    Excludes goodwill, intangible assets not being amortized that are to be held and used, financial instruments and deferred tax assets.

Table of Content

19. RESTRUCTURING AND OTHER RELATED CHARGES

Our restructuring and other related charges, net for the years ended December 31, 2022 and 2021 are summarized by segment as follows (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Operating Group Reorganization and other restructuring measures
Severance and related costs
IHT	$16	$459
MS	—	514
Corporate and shared support services	—	1,562
Total	$16	$2,535

Operating Group Reorganization. During 2021, we completed a strategic organizational structure to better position ourselves for the recovery, continue sector diversification, and enhance client value (the “Operating Group Reorganization”). In connection with the Operating Group Reorganization, we announced certain executive leadership changes and the appointment of experienced new talent to our leadership team. For the twelve months ended December 31, 2021, we incurred severance charges of $2.5 million, which represents all costs cumulatively incurred to date as a result of the Operating Group Reorganization. For the twelve months ended December 31, 2022 and 2021, we incurred professional fees of $0 and $1.9 million, respectively, associated with the Operating Group Reorganization.
Severance Charges. As part of our ongoing cost reduction efforts, we incurred severance charges of $4.0 million for the twelve months ended December 31, 2022.
A rollforward of our accrued severance liability associated with our ongoing cost reduction efforts is presented below (in thousands):

Twelve Months Ended December 31, 2022
Balance, beginning of period	$712
Charges	3,961
Payments	(2,734)
Balance, end of period	$1,939

20. RELATED PARTY TRANSACTIONS
Alvarez & Marsal provided certain consulting services to the Company in connection with our former Interim Chief Financial Officer position and other corporate support costs. Effective June 12, 2022 the Interim Chief Financial Officer position ended, as the Company named a permanent Chief Financial Officer. The Company paid $8.1 million and $8.0 million in consulting fees to Alvarez & Marsal for the years ended December 31, 2022 and 2021, respectively.
In connection with the Company’s debt transactions, the Company engaged in transactions with Corre and APSC to provide funding as described in Note 12 - Debt.

21. SUBSEQUENT EVENTS
As of March 14, 2023, the filing date of this Annual Report on Form 10-K, management evaluated the existence of events occurring subsequent to the end of fiscal year 2022, and determined that there were no events or transactions that would have a material impact on the Company’s results of operations or financial position.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements concerning accounting and financial disclosures with our independent accountants during any of the periods presented.

Table of Content

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
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also considered the work completed related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate over time.
We have used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) to evaluate the effectiveness of our internal control over financial reporting. As a result of this evaluation, Management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2022.
This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION
None.

Table of Content

PART III
The information for the following items of Part III has been omitted from this Annual Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended December 31, 2022, our Definitive Proxy Statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report” and “Audit Committee Report.”
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

3.1
Amended and Restated Certificate of Incorporation of Team, Inc. (filed as Exhibit 3.1 to Team, Inc.'s Current Report on Form 8-K (File No. 001-08604) filed on December 2, 2011, incorporated by reference herein).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Team, Inc., dated October 24, 2013 (filed as Exhibit 3.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on October 25, 2013, incorporated by reference herein).

3.2.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Team, Inc., dated November 28, 2022.

3.2.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Team, Inc. (filed as Exhibit 3.1 to Team, Inc.’s Report on Form 8-K (File No. 001-08604) filed on December 22, 2022, incorporated by reference herein).

3.3	Amended and Restated Bylaws of Team, Inc. (filed as Exhibit 3.3 to Team, Inc.’s Annual Report on Form 10-K for year ended December 31, 2017 (File No. 001-08604), incorporated by reference herein).

3.4
Certificate of Designations of Series A Preferred Stock of Team, Inc., as filed with the Secretary of State of the State of Delaware on February 2, 2022 (filed as Exhibit 3.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 2, 2022, incorporated by reference herein).

4.1	Description of Securities Registered under Section 12 of Exchange Act.

4.2	Certificate representing shares of common stock of Company (filed as Exhibit 4(1) to Team, Inc.’s Registration Statement on Form S-1, (File No. 2-68928), incorporated by reference herein).

4.3
Indenture, dated July 31, 2017, by and between Team, Inc. and Branch Banking and Trust Company, as trustee, relating to Team, Inc.’s 5.00% Convertible Senior Notes Due 2023 (filed as Exhibit 4.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on July 31, 2017, incorporated by reference herein).

4.4
Form of Common Stock Purchase Warrant No. 1 dated December 18, 2020, between Team, Inc. and APSC Holdco II, L.P. (filed as Exhibit 4.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on December 21, 2020, incorporated by reference herein).

4.4.1
Form of Second Amended & Restated Warrant No. 1, dated December 8, 2021, between the Company and APSC Holdco II, L.P. (filed as Exhibit 4.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on December 10, 2021, incorporated by reference herein).

4.4.2
Form of Common Stock Purchase Warrant No. 2, dated December 8, 2021, between the Company and Corre Opportunities Qualified Master Fund, LP (filed as Exhibit 4.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on December 10, 2021, incorporated by reference herein).

4.4.3
Form of Common Stock Purchase Warrant No. 3, dated December 8, 2021, between the Company and Corre Horizon Fund, LP (filed as Exhibit 4.3 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on December 10, 2021, incorporated by reference herein).

4.4.4
Form of Common Stock Purchase Warrant No. 4, dated December 8, 2021, between the Company and Corre Horizon II Fund, LP (filed as Exhibit 4.4 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on December 10, 2021, incorporated herein by reference).

4.5
Registration Rights and Lock-Up Agreement, dated December 18, 2020, by and between Team, Inc. and APSC Holdco II, L.P. (filed as Exhibit 4.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on December 21, 2020, incorporated by reference herein).

Table of Content

Exhibit Number	Description
4.6
Section 382 Rights Agreement, dated as of February 2, 2022, between Team, Inc. and Computershare Trust Company, N.A., as rights agent (filed as Exhibit 4.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 2, 2022, incorporated by reference herein).

4.7
Second Amended and Restated Registration Rights Agreement, dated February 11, 2022, by and between the Company, APSC Holdco II, L.P, Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon II Fund, LP. (filed as Exhibit 4.1 to Team, Inc.’s Current Report on Form 8-K filed (File No. 001-08604) on February 15, 2022, incorporated by reference herein).

4.8
Team, Inc. Waiver of Anti-Dilution Adjustments and Cash Transaction Exercise, dated February 11, 2022, by and between the Company and APSC Holdco II, L.P. (filed as Exhibit 4.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 15, 2022, incorporated by reference herein).

4.9
Team, Inc. Waiver of Anti-Dilution Adjustments and Cash Transaction Exercise, dated February 11, 2022, by and between the Company, Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon II Fund, LP. (filed as Exhibit 4.3 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 15, 2022, incorporated by reference herein).

4.10
Supplemental Indenture, dated as of January 13, 2022, by and between Team, Inc. and Truist Bank, as trustee (filed as Exhibit 4.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on January 18, 2022, incorporated by reference herein).

4.11
Form of Amended & Restated Common Stock Purchase Warrant No. 1 dated November 10, 2021 between the Company and APSC Holdco II, L.P. (filed as Exhibit 4.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed November 12, 2021, incorporated by reference herein).

4.12
Settlement Agreement, dated February 8, 2018, by and among Team, Inc. and Engine Capital, L.P. (together with the entities listed on the signature page thereto),(filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 9, 2018, incorporated by reference herein).

10.1†
Team, Inc. 2006 Stock Incentive Plan (as Amended and Restated August 1, 2009) (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on September 30, 2009, incorporated by reference herein).

10.2†	Form of Team, Inc. Stock Unit Award Agreement (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on October 17, 2013, incorporated by reference herein).

10.3†
Furmanite Corporation 1994 Stock Incentive Plan, Amendment and Restatement effective May 9, 2013 (filed as Exhibit 4.4 to Team, Inc.’s Registration Statement on Form S-8, File No. 333-209871, filed on March 1, 2016, incorporated by reference herein).

10.4†
Team, Inc. 2016 Equity Incentive Plan filed as Appendix A of Team, Inc.’s Definitive Proxy on Schedule 14A (File No. 001-08604), as filed with the SEC on April 12, 2016, incorporated by reference herein).

10.5†	Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 4.5 to Team, Inc.’s Current Report on Form S-8, (File No. 333-225727), filed on June 19, 2018, incorporated by reference herein).

10.5.1†
Amendment to Team, Inc. 2018 Equity Incentive Plan (filed as Appendix A of Team, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-08604) filed on April 11, 2019, incorporated by reference herein).

10.6†	Form of Stock Unit Agreement (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on October 17, 2008, incorporated by reference herein).

10.7†	Form of Performance-Based Stock Unit Agreement (filed as Exhibit 10.3 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on October 17, 2008, incorporated by reference herein).

10.8†	Form of Performance Share Award Agreement (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed November 4, 2014, incorporated by reference herein).

10.9†	Form of Performance Award Agreement (filed as Exhibit 10.14 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 16, 2017, incorporated by reference herein).

10.10†
Form of Restricted Stock Unit Award Agreement for the Stock Units awarded under the Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.11 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 19, 2019, incorporated by reference herein).

10.11†
Form of Performance Unit Award Agreement for the Performance Units Awarded under the Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.12 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 19, 2019, incorporated by reference herein).

Table of Content

Exhibit Number	Description
10.12†
Offer Letter, dated January 15, 2018, by and between Team, Inc. and Amerino Gatti (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on January 16, 2018, incorporated by reference herein).

10.13†
Form of Performance Unit Award Agreement by and between Team, Inc. and Amerino Gatti (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on January 16, 2018, incorporated by reference herein).

10.14†	Form of Indemnification Agreement (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 9, 2018, incorporated by reference herein).

10.15†
Project Bonus Letter for Robert Young (June 10 2022), (filed as exhibit 10.5 to Team, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (File No. 001-08604) filed on August 15, 2022, incorporated by reference herein).

10.16†
Executive Retention Agreement for Bouchard André (May 20, 2022) (filed as Exhibit 10.6 to Team, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (File No. 001-08604) filed on August 15, 2022, incorporated by reference herein).

10.17†
Team, Inc. Corporate Executive Officer Compensation and Benefits Continuation Policy (filed as Exhibit 4.2 to Team, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (File No. 001-08604) filed on May 11, 2022, incorporated by reference herein).

10.18
Team Loan Credit Agreement, dated as of December 18, 2020, among Team, Inc., as Borrower, the lenders from time to time party thereto, and Atlantic Park Strategic Capital Fund, L.P., as agent (filed as Exhibit 4.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on December 21, 2020, incorporated by reference herein).

10.19.1
Amendment No. 1 to Term Loan Credit Agreement, dated October 19, 2021, among Team, Inc., as Borrower, the financial institutions party thereto and Atlantic Park Strategic Capital Fund, L.P., as agent (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form S-3 (File No. 333-263708) filed on March 23, 2022 incorporated by reference herein).

10.19.2
Amendment No. 2 to Term Loan Credit Agreement, dated October 29, 2021, among Team, Inc., as Borrower, the financial institutions party thereto and Atlantic Park Strategic Capital Fund, L.P., as agent (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on November 5, 2021, incorporated by reference herein).

10.19.3
Amendment No. 3 to Term Loan Credit Agreement, dated November 8, 2021, among Team, Inc., as Borrower, the financial institutions party thereto and Atlantic Park Strategic Capital Fund, L.P., as agent (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on November 12, 2021, incorporated by reference herein).

10.19.4
Amendment No. 4 to Term Loan Credit Agreement, dated December 2, 2021, among Team, Inc., as Borrower, the financial institutions party thereto and Atlantic Park Strategic Capital Fund, L.P., as Agent (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on December 6, 2021, incorporated by reference herein).

10.19.5
Amendment No. 5 to Term Loan Credit Agreement, dated December 7, 2021, among Team, Inc., as Borrower, the financial institutions party thereto and Atlantic Park Strategic Capital Fund, L.P., as agent (filed as Exhibit 10.3 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on December 10, 2021, incorporated by reference herein).

10.19.6
Amendment No. 6 to Term Loan Credit Agreement, dated February 11, 2022, among Team, Inc., as Borrower, the financial institutions party thereto and Atlantic Park Strategic Capital Fund, L.P., as Agent (filed as Exhibit 10.3 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 15, 2022, incorporated by reference herein).

10.19.7
Amendment No. 7 to Term Loan Credit Agreement, dated May 6, 2022, among Team, Inc., as Borrower, the financial institutions party thereto, the guarantors party thereto and Atlantic Park Strategic Capital Fund, L.P., as agent (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 10-Q (File No. 001-08604) filed on August 15, 2022, incorporated by reference herein).

10.19.8
Amendment No. 8 to Term Loan Credit Agreement, dated November 1, 2022, among Team, Inc., as Borrower, the financial institutions party thereto, the guarantors party thereto and Atlantic Park Strategic Capital Fund, L.P., as agent (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on November 07, 2022, incorporated by reference herein).

Table of Content

Exhibit Number	Description
10.19.9
Amendment No. 9 to Term Loan Credit Agreement, dated November 4, 2022, among Team, Inc., as Borrower, the financial institutions party thereto, the guarantors party thereto and Atlantic Park Strategic Capital Fund, L.P., as agent (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on November 10, 2022, incorporated by reference herein).

10.20
Credit Agreement, dated as of February 11, 2022, among Team, Inc., as Borrower, the lenders from time to time party thereto, and Eclipse Business Capital, LLC, as Agent (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 15, 2022, incorporated by reference herein).

10.20.1
Amendment No. 1 to Credit Agreement, dated as of May 6, 2022, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital, LLC, as agent (filed as Exhibit 10.1 to the Current Report on Form 10-Q (File No. 001-08604) filed by Team, Inc. on August 15, 2022, incorporated by reference herein).

10.20.2
Amendment No. 2 to Credit Agreement, dated as of November 1, 2022, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital, LLC, as Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-08604) filed by Team, Inc. on November 07, 2022, incorporated by reference herein).

10.21
Resignation, Consent and Appointment Agreement and Amendment No. 4 to Subordinated Term Loan Credit Agreement, dated December 8, 2021, by and among the Company, lenders party thereto, Corre Credit Fund, LLC, as Existing Agent, Cantor Fitzgerald Securities, as Successor Agent, and other guarantors party thereto (filed as Exhibit 10.5 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on December 10, 2021, incorporated by reference herein).

10.22
Amendment No. 5 to Subordinated Term Loan Credit Agreement, dated February 11, 2022, by and among the Company, the lenders party thereto, and Cantor Fitzgerald Securities, as Agent (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 15, 2022, incorporated by reference herein).

10.23
Amendment No. 6 to Subordinated Term Loan Credit Agreement, dated May 6, 2022, by and among Team, Inc., as Borrower, the lenders party thereto and Cantor Fitzgerald Securities, as Agent (filed as Exhibit 10.3 to Team, Inc.'s Current Report on Form 10-Q (File No. 001-08604) filed on August 15, 2022, incorporated by reference herein).

10.24
Amendment No. 7 to Subordinated Term Loan Agreement, dated June 28, 2022, by and among the lenders party thereto, and Cantor Fitzgerald Securities, as agent (filed as Exhibit 10.1 to Team, Inc.'s Current Report on Form 8-K (File No. 001-08604) filed on June 30, 2022, incorporated by reference herein).

10.25
Amendment No. 8 to Subordinated Term Loan Agreement, dated October 4, 2022, by and among Team, Inc., the lenders party thereto, and Cantor Fitzgerald Securities, as agent (filed as Exhibit 10.3 to Team, Inc.'s Current Report on Form 8-K (File No. 001-08604) filed on October 05, 2022, incorporated by reference herein).

10.26
Amendment No. 9 to Subordinated Term Loan Agreement, dated November 1, 2022, by and among Team, Inc., as Borrower, the lenders party thereto, the guarantors party thereto and Cantor Fitzgerald Securities, as agent (filed as Exhibit 10.3 to Team, Inc.'s Current Report on Form 8-K (File No. 001-08604) filed on November 7, 2022, incorporated by reference herein).

10.27
Amendment No. 10 to Subordinated Term Loan Agreement, dated November 4, 2022, by and among Team, Inc., as Borrower, the lenders party thereto, the guarantors party thereto and Cantor Fitzgerald Securities, as agent (filed as Exhibit 10.2 to Team, Inc.'s Current Report on Form 8-K (File No. 001-08604) filed on November 10, 2022, incorporated by reference herein).

10.28
Amendment No. 11 to Subordinated Term Loan Agreement, dated November 21, 2022, by and among Team, Inc., as Borrower, the lenders party thereto, the guarantors party thereto and Cantor Fitzgerald Securities, as agent (filed as Exhibit 10.1 to Team, Inc.'s Current Report on Form 8-K (File No. 001-08604) filed on November 22, 2022, incorporated by reference herein).

10.29
Subscription Agreement, dated February 11, 2022, by and between the Company, Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon II Fund, LP (filed as Exhibit 10.4 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 15, 2022, incorporated by reference herein).

10.30
Amendment No. 1 to Subordinated Term Loan Agreement, dated November 30, 2021, by and among the lenders party thereto, and Corre Credit Fund, LLC, as Agent (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on December 6, 2021, incorporated by reference herein).

Table of Content

Exhibit Number	Description
10.31
Amendment No. 2 to Subordinated Term Loan Agreement, dated December 6, 2021, by and among the Company, the lenders party thereto, and Corre Credit Fund, LLC, as agent (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on December 6, 2021, incorporated by reference herein).

10.32
Subordinated Term Loan Agreement dated November 9, 2021, by and among the lenders from time to time party thereto, and Corre Credit Fund, LLC, as agent (incorporated by reference to Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed November 12, 2021, incorporated by reference herein).

10.33
Board Rights Agreement, dated as of November 1, 2022, by and between Team, Inc. and Atlantic Park Strategic Capital Fund L.P. (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-08604) filed by Team, Inc. on November 7, 2022, incorporated by reference herein).

10.34
Equity Purchase Agreement, dated as of August 14, 2022 by and between Team, Inc. and Baker Hughes Holdings LLC. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-08604) filed by Team, Inc. on August 15, 2022, incorporated by reference herein).

10.35
Substitute Insurance Reimbursement Facility Agreement, dated as of September 29, 2022 by and between 1970 Group, Inc. and Team, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-08604) filed by Team, Inc. on October 5, 2022, and incorporated by reference herein).

10.36
Exchange Agreement, dated October 4, 2022, by and among Team, Inc., Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP, and Corre Horizon II Fund, LP.,(filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on October 5, 2022, incorporated by reference herein).

21	Subsidiaries of Team, Inc.

23.1	Consent of Independent Registered Public Accounting Firm-KPMG LLP.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Management contract or compensation plan or arrangement.

*Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. Team, Inc. will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the SEC or its staff upon request.

Note: Unless otherwise indicated, documents incorporated by reference are located under SEC file number 001-08604.

ITEM 16.    FORM 10-K SUMMARY
NONE

Table of Content

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 14, 2023.

TEAM, INC.

/S/ KEITH D. TUCKER
Keith D. Tucker
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ KEITH D. TUCKER	Chief Executive Officer (Principal Executive Officer)	March 14, 2023
(Keith D. Tucker)

/S/ NELSON M. HAIGHT	Chief Financial Officer (Principal Financial Officer)	March 14, 2023
(Nelson M. Haight)

/S/ MATTHEW E. ACOSTA	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2023
(Matthew E. Acosta)

/S/ J. MICHAEL ANDERSON	Director	March 14, 2023
(J. Michael Anderson)

/S/ MICHAEL J. CALIEL	Director, Chairman	March 14, 2023
(Michael J. Caliel)

/S/ JEFFERY G. DAVIS	Director	March 14, 2023
(Jeffery G. Davis)

/S/ ANTHONY R. HORTON	Director	March 14, 2023
(Anthony R. Horton)

/S/ EVAN S. LEDERMAN	Director	March 14, 2023
(Evan. S. Lederman)

/S/ TED STENGER	Director	March 14, 2023
(Ted Stenger)