Form 10-Q
period 2023-03-31
TEAM INC
filed 2023-05-11
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The Registrant had 4,361,825 shares of common stock, par value $0.30, outstanding as of May 9, 2023.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$31,869	$58,075
Accounts receivable, net of allowance of $4,926 and $5,262 respectively	178,211	186,689
Inventory	37,998	36,331
Income tax receivable	828	779
Prepaid expenses and other current assets	62,702	65,679
Total current assets	311,608	347,553
Property, plant and equipment, net	134,520	138,099
Intangible assets, net	72,203	75,407
Operating lease right-of-use assets	47,609	48,462
Defined benefit pension asset	1,494	398
Other assets, net	7,383	6,351
Deferred tax asset	375	375
Total assets	$575,192	$616,645
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$284,102	$280,993
Current portion of operating lease obligations	14,609	13,823
Accounts payable	32,003	32,524
Other accrued liabilities	99,308	119,267
Income tax payable	2,749	2,257
Total current liabilities	432,771	448,864
Long-term debt and finance lease obligations	4,841	4,942
Operating lease obligations	37,119	38,819
Deferred tax liabilities	3,622	3,661
Other long-term liabilities	2,701	2,599
Total liabilities	481,054	498,885
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 12,000,000 shares authorized; 4,357,401 and 4,342,909 shares issued	1,307	1,303
Additional paid-in capital	457,463	457,133
Accumulated deficit	(326,390)	(301,679)
Accumulated other comprehensive loss	(38,242)	(38,997)
Total equity	94,138	117,760
Total liabilities and equity	$575,192	$616,645
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues	$202,277	$189,036
Operating expenses	155,275	147,908
Gross margin	47,002	41,128
Selling, general and administrative expenses	54,748	63,519
Restructuring and other related charges, net	—	16
Operating loss	(7,746)	(22,407)
Interest expense, net	(16,741)	(18,579)
Other income, net	635	3,179
Loss from continuing operations before income taxes	(23,852)	(37,807)
Provision for income taxes	(859)	(526)
Net loss from continuing operations	$(24,711)	$(38,333)
Discontinued operations:
Net income from discontinued operations, net of income tax	—	5,871
Net loss	$(24,711)	$(32,462)

Basic and diluted net loss per common share:
Loss from continuing operations	(5.69)	(10.17)
Income from discontinued operations	—	1.56
Total	$(5.69)	$(8.61)

Weighted-average number of shares outstanding:
Basic and diluted	4,344	3,770

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net loss	$(24,711)	$(32,462)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	778	346
Other comprehensive income, before tax	778	346
Tax provision attributable to other comprehensive income	(23)	—
Other comprehensive income, net of tax	755	346
Total comprehensive loss	$(23,956)	$(32,116)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2022	4,343	$1,303	$457,133	$(301,679)	$(38,997)	$117,760
Net loss	—	—	—	(24,711)	—	(24,711)
Net settlement of vested stock awards	14	4	(52)	—	—	(48)
Foreign currency translation adjustment, net of tax	—	—	—	—	755	755
Non-cash compensation	—	—	382	—	—	382
Balance at March 31, 2023	4,357	$1,307	$457,463	$(326,390)	$(38,242)	$94,138
Balance at December 31, 2021	3,122	$936	$453,247	$(375,584)	$(26,732)	$51,867
Accounting pronouncement adjustment	—	—	(5,651)	3,824	—	(1,827)
Net loss	—	—	—	(32,462)	—	(32,462)
Issuance of common stock	1,190	357	9,411	—	—	9,768
Foreign currency translation adjustment, net of tax	—	—	—	—	346	346
Non-cash compensation	—	—	(624)	—	—	(624)
Net settlement of vested stock awards	—	—	2	—	—	2
Balance at March 31, 2022	4,312	$1,293	$456,385	$(404,222)	$(26,386)	$27,070

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS1
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,711)	$(32,462)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,546	10,031
Write-off of deferred loan costs	—	2,748
Amortization of debt issuance costs and debt discounts	8,486	4,936
Paid-in-kind interest	3,485	6,462
Allowance for credit (gains) losses	(201)	67
Foreign currency gains	(177)	(185)
Deferred income taxes	(37)	(799)
Gain on asset disposal	(260)	(2,306)
Non-cash compensation costs (credits)	382	(624)
Other, net	(947)	(1,216)
Changes in operating assets and liabilities:
Accounts receivable	9,350	(18,546)
Inventory	(1,473)	(1,284)
Prepaid expenses and other current assets	(1,282)	(5,902)
Accounts payable	(66)	(4,722)
Other accrued liabilities	(20,294)	(5,885)
Income taxes	436	(319)
Net cash used in operating activities	(17,763)	(50,006)
Cash flows from investing activities:
Capital expenditures	(2,692)	(7,068)
Proceeds from disposal of assets	332	3,026
Net cash used in investing activities	(2,360)	(4,042)
Cash flows from financing activities:
Borrowings under 2020 ABL Facility, gross	—	10,300
Payments under 2020 ABL Facility, gross	—	(72,300)
Borrowings under 2022 ABL Credit Facility, gross	6,622	104,924
Payments under 2022 ABL Credit Facility, gross	(12,623)	(235)
Payments for debt issuance costs	—	(10,345)
Issuance of common stock, net of issuance costs	—	9,767
Other	(235)	(145)
Net cash (used in) provided by financing activities	(6,236)	41,966
Effect of exchange rate changes on cash	153	465
Net decrease in cash and cash equivalents	(26,206)	(11,617)
Cash and cash equivalents at beginning of period	58,075	65,315
Cash and cash equivalents at end of period	$31,869	$53,698
_________________
1        Condensed consolidated statements of cash flows for the three months ended March 31, 2022 includes discontinued operations.

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business. Unless otherwise indicated, the terms “we”, “our”, “us”, and “Team” are used in this report to refer to either Team, Inc., to one or more of its consolidated subsidiaries or to all of them taken as a whole.
We are a global leading provider of specialty industrial services offering clients access to a full suite of conventional, specialized, and proprietary mechanical, heat-treating, and inspection services. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our clients’ most critical assets. We conduct operations in two segments: Inspection and Heat Treating (“IHT”) and Mechanical Services (“MS”). Through the capabilities and resources in these two segments, we believe that we are uniquely qualified to provide integrated solutions: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
IHT provides conventional and advanced non-destructive testing services primarily for the process, pipeline and power sectors, and pipeline integrity management services, and field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. IHT also provides advanced digital imaging including remote digital video imaging.
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
Reverse Stock Split. On December 21, 2022, we completed a reverse stock split of our outstanding common stock at a ratio of one-for-ten. The Reverse Stock Split effected a proportionate reduction in our authorized shares of common stock from 120,000,000 shares to 12,000,000 shares and reduced the number of shares of common stock outstanding from approximately 43,429,089 shares to approximately 4,342,909 shares. We have made proportionate adjustments to the number of common shares issuable upon exercise or conversion of our outstanding warrants, equity awards and convertible securities, as well as the applicable exercise prices and weighted average fair value of the equity awards. No fractional shares were issued in connection with the Reverse Stock Split.
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
Our Notes (as defined below) are due on August 1, 2023 and had a principal balance of $41.2 million as of March 31, 2023. Under the terms of our amended financing arrangements that were entered into during 2022, the Maturity Reserve Trigger Date (as defined in the 2022 ABL Credit Agreement), and the Maturity Trigger Date (as defined in the Term Loan Credit Agreement) and collectively referred to as the “Trigger Date”, is June 17, 2023, see Note 11 - Debt for additional information. The Trigger Date requires that the Notes balance be reduced to less than $10.0 million by June 17, 2023.
As of March 31, 2023, we are in compliance with our debt covenants. However, without the execution of a refinancing transaction, an agreement to extend the Notes maturity date, and/or amendments to our existing debt agreements, there is a risk that the Company could be, among other things, unable to make principal payments on the Notes to satisfy the Trigger Date provision or will be unable to pay off the Notes when they become due on August 1, 2023. The failure to pay down the Notes to less than $10.0 million by the Trigger Date will result in an acceleration of the Term Loan Credit Agreement and failure to pay would result in an event of default and associated cross defaults under the Company’s other debt instruments. Refer to Note 11 - Debt for more information on the terms, cross default provisions and maturity dates of our debt that may affect our future liquidity.
As a result of our current liquidity condition and the potential inability to negotiate an extension or amend the financial covenants, substantial doubt about the Company’s ability to continue as a going concern is raised. We are exploring alternatives to reduce or refinance the Notes outstanding balance, including extending their maturity as well as other alternatives. While our lenders agreed on an extension and amended the financial covenants in prior periods, there can be no assurance that our lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with our debt covenants or other possible events of default. Further, there can be no assurance that we will be able to execute a reduction, extension, or refinancing of the Notes, or that the terms of any replacement financing would be as favorable as the terms of the Notes prior to the maturity date. As such, substantial doubt exists about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
Basis for presentation. These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain disclosures have been condensed or omitted from the interim financial statements included in this report. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission.
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

Significant Accounting Policies. Our significant accounting policies are disclosed in Note 1 - Summary of Significant Accounting Policies and Practices in our Annual Report on Form 10-K for the year ended December 31, 2022. On an ongoing basis, we evaluate the estimates and assumptions, including among other things, those related to long-lived assets. Since the date of our 2022 Annual Report, there have been no material changes to our significant accounting policies.
Discontinued operations. On November 1, 2022, we completed the sale of Quest Integrity. The criteria for reporting Quest Integrity as a discontinued operation were met as of completion of the Quest Integrity sale transaction and, as such, the prior year amounts presented in this Form 10-Q has been recast to present Quest Integrity as a discontinued operation. Unless otherwise specified, the financial information and discussion in this Form 10-Q are based on our continuing operations (IHT and MS segments) and exclude any results of our discontinued operations (Quest Integrity). Refer to Note 2 - Discontinued Operations for additional details.

2. DISCONTINUED OPERATIONS
On November 1, 2022, we completed the Quest Integrity Transaction with Baker Hughes for an aggregate purchase price of approximately $279.0 million (reflecting certain estimated post-closing adjustments), in accordance with the Sale Agreement. We used approximately $238.0 million of the net proceeds from the sale of Quest Integrity to pay down $225.0 million of our term loan debt, and to pay certain fees associated with that repayment and related accrued interest, with the remainder reserved for general corporate purposes, thereby reducing our future debt service obligations and leverage, and improving our liquidity. Quest Integrity previously represented a reportable segment. Following the completion of the Quest Integrity Transaction, we now operate in two segments, IHT and MS. Refer to Note 1 – Description of Business and Basis of Presentation for additional details regarding our operating segments, IHT and MS.
Our condensed consolidated statements of operations for three months ended March 31, 2022 report discontinued operations separate from continuing operations. Our condensed consolidated statements of comprehensive loss, statements of shareholders’ equity and statements of cash flows for the three months ended March 31, 2022 combine continuing and discontinued operations. A summary of financial information related to our discontinued operations is presented in the tables below.

The table below represents the reconciliation of the major line items consisting of pretax income from discontinued operations to the after-tax income from discontinued operations (in thousands):

Three Months Ended March 31, 2022 (unaudited)
Major classes of line items constituting income (loss) from discontinued operations
Revenues	$29,540
Operating expenses	(15,570)
Selling, general and administrative expenses	(7,766)
Interest expense, net	(26)
Other expense	(477)
Income from discontinued operations before income taxes	5,701
Benefit from income taxes	170
Net income from discontinued operations	$5,871

The following table presents the depreciation and amortization and capital expenditures of Quest Integrity (in thousands):

Three Months Ended March 31, 2022
(unaudited)
Cash flows provided by operating activities of discontinued operations:
Depreciation and amortization	$577

Cash flows provided by investing activities of discontinued operations:
Capital expenditures	$931

Quest Integrity had $0.3 million of accrued capital expenditures as of March 31, 2022, which were excluded from the condensed consolidated statement of cash flows for the three months ended March 31, 2022.

3. REVENUE
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):
Geographic area:

	Three Months Ended March 31, 2023
	(unaudited)
	United States and Canada	Other Countries	Total
Revenue:
IHT	$98,531	$3,298	$101,829
MS	72,031	28,417	100,448
Total	$170,562	$31,715	$202,277

	Three Months Ended March 31, 2022
	(unaudited)
	United States and Canada	Other Countries	Total
Revenue:
IHT	$93,376	$2,219	95,595
MS	63,931	29,510	93,441
Total	$157,307	$31,729	$189,036
Operating segment and service type:

	Three Months Ended March 31, 2023
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$81,606	$3	$13,728	$6,492	$101,829
MS	—	99,838	278	332	100,448
Total	$81,606	$99,841	$14,006	$6,824	$202,277

	Three Months Ended March 31, 2022
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$76,449	$24	$13,839	$5,283	$95,595
MS	—	91,770	57	1,614	93,441
Total	$76,449	$91,794	$13,896	$6,897	$189,036
For additional information on our reportable operating segments and geographic information, refer to Note 15 - Segment and Geographic Disclosures.
Contract balances. The timing of revenue recognition, billings, and cash collections results in trade accounts receivable, contract assets and contract liabilities on the condensed consolidated balance sheets. Trade accounts receivable include billed and unbilled amounts currently due from customers and represent unconditional rights to receive consideration. The amounts due are stated at their net estimated realizable value. Refer to Note 4 - Receivables for additional information on our trade receivables and the allowance for credit losses. Contract assets include unbilled amounts when the revenue recognized exceeds the amount billed to the customer. Amounts may not exceed their net realizable value.
The following table provides information about trade accounts receivable, and contract assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022	Change
	(unaudited)
Trade accounts receivable, net[1]	$178,211	$186,689	$(8,478)
Contract assets[2]	$2	$2	$—
_________________
1    Includes billed and unbilled amounts, net of allowance for credit losses. See Note 4 - Receivables for details.
2    Included in the “Prepaid expenses and other current assets” line on the condensed consolidated balance sheet.

Contract costs. We recognize the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs to generate or enhance resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. Costs to fulfill a contract recognized as assets primarily consist of labor and material costs and generally relate to engineering and set-up costs incurred prior to when the satisfaction of performance obligations begins. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the condensed consolidated balance sheets and were not material as of March 31, 2023 and December 31, 2022. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As permitted by ASC 606, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient. As most of our contracts with customers are short-term in nature and billed on a time and material basis, there were no material amounts of remaining performance obligations as of March 31, 2023 and December 31, 2022.

4. RECEIVABLES
A summary of accounts receivable as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Trade accounts receivable	$142,723	$160,572
Unbilled receivables	40,414	31,379
Allowance for credit losses	(4,926)	(5,262)
Total	$178,211	$186,689
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
The following table shows a rollforward of the allowance for credit losses (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Balance at beginning of period	$5,262	$7,843
Provision for expected credit losses	155	1,059
Recoveries collected	(351)	(1,114)
Write-offs	(96)	(2,479)
Foreign exchange effects	(44)	(47)
Balance at end of period	$4,926	$5,262

5. INVENTORY
A summary of inventory as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Raw materials	$9,742	$8,978
Work in progress	2,910	2,945
Finished goods	25,346	24,408
Total	$37,998	$36,331

6. PREPAID AND OTHER CURRENT ASSETS
A summary of prepaid and other current assets as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Insurance receivable	$39,000	$39,000
Prepaid expenses	15,009	15,238
Other current assets	8,693	11,441
Total	$62,702	$65,679
The insurance receivable relates to the receivable from our third-party insurance providers for a legal claim that is recorded in other accrued liabilities, refer to Note 9 - Other Accrued Liabilities. These receivables are covered by our third-party insurance providers for any litigation matter that has been settled, or pending settlements where the deductibles have been satisfied. The prepaid expenses primarily relate to prepaid insurance and other expenses that have been paid in advance of the coverage period. The other current assets primarily include items such as software implementation costs, other receivables, and other accounts receivables.
As of March 31, 2023, the other current assets include deferred financing cost of $1.4 million due to all long-term debt now being classified as current. Other current assets also include deferred financing fees amounting to $0.7 million in connection with the Substitute Reimbursement Facility (as defined below), see Note 11 - Debt for additional details.

7. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Land	$4,006	$4,006
Buildings and leasehold improvements	61,594	50,833
Machinery and equipment	283,661	277,852
Furniture and fixtures	10,784	10,558
Capitalized ERP system development costs	45,903	45,917
Computers and computer software	19,788	19,457
Automobiles	3,472	3,536
Construction in progress	2,311	19,196
Total	431,519	431,355
Accumulated depreciation	(296,999)	(293,256)
Property, plant and equipment, net	$134,520	$138,099

Included in the table above are assets under finance leases of $7.4 million and $7.4 million, and accumulated amortization of $2.5 million and $2.3 million as of March 31, 2023 and December 31, 2022, respectively. Depreciation expense for the three months ended March 31, 2023 and 2022 was $5.6 million and $6.5 million, respectively.

8. INTANGIBLE ASSETS
A summary of intangible assets as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

	March 31, 2023
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$165,267	$(94,409)	$70,858
Trade names	20,570	(19,895)	675
Technology	2,712	(2,042)	670
Licenses	843	(843)	—
Intangible assets	$189,392	$(117,189)	$72,203

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$165,231	$(91,296)	$73,935
Trade names	20,563	(19,830)	733
Technology	2,707	(1,978)	729
Licenses	840	(830)	10
Intangible assets	$189,341	$(113,934)	$75,407

Amortization expense of intangible assets for the three months ended March 31, 2023 and 2022 was $3.2 million and $3.5 million, respectively.
The weighted-average amortization period for intangible assets subject to amortization was 13.7 years as of March 31, 2023 and December 31, 2022.

9. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Legal and professional accruals	$43,856	$46,665
Payroll and other compensation expenses	37,745	48,507
Insurance accruals	6,136	7,483
Property, sales and other non-income related taxes	3,815	7,348
Accrued interest	3,385	3,963
Volume discount	2,179	2,050
Other accruals	2,192	3,251
Total	$99,308	$119,267
Legal and professional accruals include accruals for legal and professional fees as well as accrued legal claims, refer to Note 14 - Commitments and Contingencies. Certain legal claims are covered by insurance and the related insurance receivable for these claims is recorded in prepaid expenses and other current assets, refer to Note 6 - Prepaid and Other Current Assets. Payroll and other compensation expenses include all payroll related accruals including, among others, accrued vacation, severance, and bonuses. Insurance accruals primarily relate to accrued medical and workers compensation costs. Property, sales and other non-income related taxes includes accruals for items such as sales and use tax, property tax and other related tax accruals. Accrued interest relates to the interest accrued on our long-term debt. Other accruals include items such as contract liabilities and other accrued expenses.

10. INCOME TAXES
We recorded an income tax provision of $0.9 million for the three months ended March 31, 2023 compared to a provision of $0.5 million for the three months ended March 31, 2022. The effective tax rate, inclusive of discrete items, was a provision of 3.6% for the three months ended March 31, 2023, compared to a provision of 1.4% for the three months ended March 31, 2022. The effective tax rate differed from the statutory tax rate due to changes in the valuation allowance in certain jurisdictions.
The substantial doubt about the Company’s ability to continue as a going concern basis casts doubt on our ability to estimate and generate future income. The lack of going concern basis applicable for our current financial statements generally requires a valuation allowance for all deferred tax assets that are not realizable through the reversal of existing timing differences or taxable income in carryback years. While several subsidiaries have historically been profitable and for which future income was a material factor in assessing the realizability of their deferred tax assets, the substantial doubt about the Company’s ability to continue on a going concern basis casts doubt on our ability to generate future income. Refer to Note 1 - Description of Business and Basis of Presentation for additional liquidity and going concern discussion.

11. DEBT
As of March 31, 2023 and December 31, 2022, our total long-term debt and finance lease obligations are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
2022 ABL Credit Facility	$93,915	$99,916
APSC Term Loan	33,599	31,562
Subordinated Term Loan	114,756	107,905
Total	242,270	239,383
Convertible Debt[1]	40,922	40,650
Finance lease obligations[2]	5,751	5,902
Total long-term debt and finance lease obligations	288,943	285,935
Current portion of long-term debt and finance lease obligations	(284,102)	(280,993)
Total long-term debt and finance lease obligations, less current portion	$4,841	$4,942
_________________
1        Comprised of principal amount outstanding, less unamortized discount and issuance costs. See Convertible Debt section below for additional information.
2        Excludes finance lease obligations associated with discontinued operations.
2022 ABL Facility
On February 11, 2022, we entered into a new credit agreement, with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent, (“Eclipse”) (such agreement, as amended by Amendment No. 1 dated as of May 6, 2022 and Amendment No. 2 dated as of November 1, 2022 the “2022 ABL Credit Agreement”). Available funding commitments to us under the 2022 ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of Eclipse (the “Revolving Credit Loans”), with a $35.0 million sublimit for swingline borrowings and a $26.0 million sublimit for issuances of letters of credit, and an incremental delayed draw term loan of up to $35.0 million (the “Delayed Draw Term Loan”) provided by Corre Partners Management, LLC and certain of its affiliates (“Corre”) (collectively, the “2022 ABL Credit Facility”). The proceeds of the loans under the 2022 ABL Credit Facility were used to, among other things, pay off and terminate the 2020 ABL Credit Facility. The 2022 ABL Credit Facility is scheduled to mature in February 2025. Availability of the Revolving Credit Loans is subject to a Maturity Reserve Trigger Date (as defined in the 2022 ABL Credit Agreement) concept such that, subject to certain conditions, a reserve will be put into place with respect to the outstanding principal amount of the Notes 45 days prior to the maturity date of the Notes, or June 17, 2023, if on such date, the Notes balance is not paid down to less than $10.0 million, or the Company does not have equivalent cash on hand to pay down the Notes to $10.0 million.

Our obligations under the 2022 ABL Credit Agreement are guaranteed by certain of our direct and certain indirect subsidiaries referenced below as the “ABL Guarantors” and, together with the Company, the “ABL Loan Parties.” Our obligations under the 2022 ABL Credit Facility are secured on a first priority basis by, among other things, accounts receivable, deposit accounts, securities accounts and inventory of the ABL Loan Parties and are secured on a second priority basis by substantially all of the other assets of the ABL Loan Parties. Availability under the revolving credit line under the 2022 ABL Credit Facility is based on a percentage of the value of qualifying accounts receivable and inventory, reduced by certain reserves.
Revolving Credit Loans under the 2022 ABL Credit Facility bear interest through maturity at a variable rate based upon a LIBOR Rate (or a base rate if the LIBOR Rate is unavailable for any reason), plus an applicable margin (“LIBOR Rate Loan” and “Base Rate Loan,” respectively). The “base rate” is a fluctuating interest rate equal to the greatest of (1) the federal funds rate plus 0.50%, (2) Wells Fargo Bank, National Association’s prime rate, and (3) the one-month LIBOR Rate. The “applicable margin” is defined as a rate of 3.15%, 3.40% or 3.65% for Base Rate Loans with a 2.00% base rate floor and a rate of 4.15%, 4.40% or 4.65% for LIBOR Rate Loans with a 1.00% LIBOR floor, in each case depending on the amount of EBITDA as of the most recent measurement period, as reported in a monthly compliance certificate. The Delayed Draw Term Loan bears interest through maturity at a rate of the LIBOR Rate plus 10.0%, with a 1.00% LIBOR floor. The fee for undrawn revolving amounts is 0.50% and the fee for undrawn Delayed Draw Term Loan amounts is 3.00%. Interest under the 2022 ABL Credit Facility is payable monthly. The Company will also be required to pay customary letter of credit fees, as necessary. The Company may make voluntary prepayments of the loans under the 2022 ABL Credit Facility from time to time, subject, in the case of the Delayed Draw Term Loan, to certain conditions. Mandatory prepayments are also required in certain circumstances, including with respect to the Delayed Draw Term Loan, if the ratio of aggregate value of the collateral under the 2022 ABL Credit Facility to the sum of the Delayed Draw Term Loan plus revolving facility usage outstanding is less than 130%. Amounts repaid may be re-borrowed, subject to compliance with the borrowing base and the other conditions set forth in the 2022 ABL Credit Agreement, subject, in the case of the Delayed Draw Term Loan to a maximum of four such borrowings in any 12-month period. Certain permanent repayments of the 2022 ABL Credit Facility loans are subject to the payment of a premium of 2.00% during the first year of the facility, 1.00% during the second year of the facility, and 0.50% in the last year of the facility. The 2022 ABL Credit Agreement contains customary conditions to borrowings and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of certain debt. The 2022 ABL Credit Agreement also requires that we will not exceed $20.0 million in unfinanced capital expenditures in any calendar year; provided that this requirement will not apply if we maintain a net leverage ratio of less than or equal to 4.00 to 1.00 as of the end of the second and fourth fiscal quarter of each calendar year. In addition, the 2022 ABL Credit Agreement includes customary events of default, the occurrence of which may require that we pay an additional 2.0% interest on the outstanding loans under the 2022 ABL Credit Facility.
The interest rate as of March 31, 2023 was 9.31% for Revolving Credit Loans and 14.66% for the Delayed Draw Term Loan. The interest rate as of March 31, 2022 was 5.65% for Revolving Credit Loans and 11.00% for the Delayed Draw Term Loan. Interest expense on Revolving Credit Loans amounted to $1.4 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. Cash interest paid on the Delayed Draw Term Loan amounted to $1.3 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
Direct and incremental costs associated with the issuance of the 2022 ABL Credit Facility were approximately $8.4 million and were capitalized as deferred financing costs. The costs are amortized on a straight-line basis over the term of the 2022 ABL Credit Facility. Unamortized deferred financing cost amounted to $1.4 million and $3.1 million as of March 31, 2023 and December 31, 2022, respectively. Additionally, the amortization period for deferred financing costs and debt discounts and issuance cost was accelerated to reflect the revised Maturity Reserve Trigger Date and the related reclassification of debt as current. Refer to Note 1 - Description of Business and Basis of Presentation for additional liquidity and going concern discussion.
As of March 31, 2023, we had $58.9 million of Revolving Credit Loans outstanding and $35.0 million outstanding under the Delayed Draw Term Loan. There were $8.9 million outstanding in letters of credit secured by these instruments, which are off-balance sheet.
As of March 31, 2023, subject to the applicable sublimit and other terms and conditions, $27.3 million was available for loans or for issuance of new letters of credit.
APSC Term Loan
On December 18, 2020, we entered into that certain Term Loan Credit Agreement (as amended by Amendment No. 1, dated as of October 19, 2021, Amendment No. 2, dated as of October 29, 2021, Amendment No. 3, dated as of November 8, 2021, Amendment No. 4, dated as of December 2, 2021, Amendment No. 5, dated as of December 7, 2021 Amendment No. 6, dated as of February 11, 2022, Amendment No. 7, dated as of May 6, 2022, Amendment No. 8, dated as of November 1, 2022 and Amendment No. 9, dated as of November 4, 2022, the “Term Loan Credit Agreement”) with Atlantic Park Strategic Capital Fund, L.P., as agent (“APSC”), pursuant to which we borrowed $250.0 million (the “Term Loan”). The Term Loan was issued with a 3% original issuance discount, such that total proceeds received were $242.5 million. The Term Loan matures, and all outstanding amounts become due and payable on December 18, 2026. However, certain conditions could result in an earlier maturity, including if, on the Maturity Trigger Date (45 days prior to the maturity date of the Notes (currently June 17, 2023)), (i) the maturity date of the Notes has not been extended past the date that is 91 days after the sixth anniversary of the closing date of the Term Loan Credit Agreement or (ii) the Notes have an aggregate principal amount outstanding of $10.0 million or more, in which case the Term Loan will terminate on the Maturity Trigger Date. As set forth in the Term Loan Credit Agreement, the Term Loan is secured by substantially all assets, other than those secured on a first lien basis by the 2022 ABL Credit Facility, and we may, subject to the terms and conditions in the Term Loan Credit Agreement, increase the Term Loan by an amount not to exceed $100.0 million.
The Term Loan bears interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate or a LIBOR rate, plus an applicable margin. The base rate is a fluctuating interest rate equal to the greater of (i) the federal funds rate plus 0.50%, (ii), the prime rate as specified in the Term Loan Credit Agreement, and (iii) one-month LIBOR rate plus 1.00%. The applicable margin is defined as a rate of 6.50% for base rate borrowings with a 2.00% base rate floor and 7.50% for LIBOR rate borrowings with a 1.00% LIBOR rate floor. Interest is payable either (i) monthly for Base rate borrowings or (ii) the last day of the interest period for LIBOR rate borrowings, as set forth in the Term Loan Credit Agreement. The Term Loan is prepayable in whole or in part, at any time and from time to time, subject to a prepayment premium (including a make whole during the first two years) specified in the Term Loan Credit Agreement (subject to certain exceptions), plus accrued and unpaid interest. As of March 31, 2023, the effective interest rate of 38.48% consisted of a 12.30% variable interest rate paid in cash and an additional 26.18% due to the acceleration of the amortization of the related debt issuance costs due to the Maturity Trigger Date provision. As of March 31, 2022, the effective interest rate of 12.22% consisted of a 10.00% weighted-average cash and PIK interest rate and an additional 2.22% due to the acceleration of the amortization of the related debt issuance costs due to the Maturity Trigger Date provision. The unamortized balances of debt discounts, warrant discount and debt issuance cost amounted to $1.9 million and $3.9 million at March 31, 2023 and December 31, 2022, respectively. Cash interest paid amounted to $1.1 million and $4.2 million for the three months ended March 31, 2023 and 2022, respectively.
The Term Loan Credit Agreement contains customary payment penalties, events of default and covenants, including but not limited to, covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur additional indebtedness and guarantees, pay dividends, issue equity instruments and make distributions or redeem or repurchase capital stock. The Term Loan Credit Agreement contains a maximum net leverage ratio covenant that will begin being tested for the fiscal quarter ending June 30, 2023 and for each fiscal quarter thereafter at 7.00 to 1.00.

Subordinated Term Loan Credit Agreement
On November 9, 2021, we entered into a credit agreement (as amended by Amendment No. 1 dated as of November 30, 2021, Amendment No. 2 dated as of December 6, 2021,Amendment No. 3 dated as of December 7, 2021, Amendment No. 4 dated as of December 8, 2021, Amendment No. 5 dated as of February 11, 2022, Amendment No. 6 dated as of May 6, 2022, Amendment No. 7 dated as of June 28, 2022, Amendment No. 8 dated as of October 4, 2022, Amendment No. 9 dated as of November 1, 2022, Amendment No. 10 dated as of November 4, 2022, Amendment No. 11 dated as of November 21, 2022 and Amendment No. 12 dated as of March 29, 2023, the “Subordinated Term Loan Credit Agreement”) with Cantor Fitzgerald Securities, as agent, and the lenders party thereto providing for an unsecured approximately $119.0 million delayed draw subordinated term loan facility (the “Subordinated Term Loan”). Pursuant to the Subordinated Term Loan Credit Agreement, we borrowed $22.5 million on November 9, 2021, and an additional $27.5 million on December 8, 2021. An additional approximately $57.0 million was added to the outstanding principal amount under the Subordinated Term Loan Credit Agreement on October 4, 2022 via an exchange of the Company’s convertible debt. As of March 31, 2023, the availability date for the $10.0 million in Subordinated Term Loans remaining to be drawn is September 30, 2023. The Subordinated Term Loan matures, and all outstanding amounts become due and payable, on the earlier of December 31, 2027 and the date that is two weeks following the maturity or full repayment of APSC Term Loan. The stated interest rate on the Subordinated Term Loan is 12.00% which is payable in the form of paid-in-kind interest (“PIK Interest”). As of March 31, 2023, the effective interest rate of 30.32% consisted of 12.00% stated interest and an additional 18.32% due to the acceleration of the amortization of the related debt issuance costs due to the Trigger Date provision. At March 31, 2022, the effective interest rate of 19.61% consisted of the 12.00% stated interest and an additional 7.61% due to the acceleration of the amortization of the related debt issuance costs due to the Trigger Date provision. The unamortized debt issuance cost amounted to $4.1 million and $7.5 million as of March 31, 2023 and December 31, 2022, respectively. PIK interest expense amounted to $3.5 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively.
The Subordinated Term Loan Credit Agreement contains customary payment penalties, events of default and covenants, including but not limited to, covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur additional indebtedness and guarantees, pay dividends, issue equity instruments and make distributions or redeem or repurchase capital stock. The Subordinated Term Loan Credit Agreement contains a maximum net leverage ratio covenant that will begin being tested for the fiscal quarter ending June 30, 2023 and for each fiscal quarter thereafter at 7.00 to 1.00.
On March 29, 2023, we entered into Amendment No. 12 to the Subordinated Term Loan Credit Agreement (“Corre Amendment 12”) with the lenders from time to time party thereto (including Corre), and Cantor Fitzgerald Securities, as agent. Corre Amendment 12 amended the Subordinated Term Loan Credit Agreement to, inter alia, extend the availability date for the remaining $10.0 million in Subordinated Term Loans to September 30, 2023 rather than March 31, 2023.
Warrants
As of March 31, 2023 and December 31, 2022, we held the following warrants:

	Original				After Reverse Stock Split (Effective date December 22, 2022)
Holder	Date	Number of shares	Exercise price	Expiration date	Number of shares	Exercise price	Expiration date
APSC Holdco II, LP
Original, as awarded	12/18/2020	3,582,949	$7.75	6/14/2028
Amended	11/9/2021	500,000	$1.50	6/14/2028
Amended	12/8/2021	917,051	$1.50	12/8/2028
Total APSC		5,000,000	$1.50	12/8/2028	500,000	$15.00	12/8/2028

Corre	12/8/2021	5,000,000	$1.50	12/8/2028	500,000	$15.00	12/8/2028

Total warrants		10,000,000			1,000,000

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
Subscription Agreement
On February 11, 2022, we entered into a common stock subscription agreement (the “Subscription Agreement”) with Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon II Fund LP (collectively, the “Corre Holders”), pursuant to which the Company issued and sold 1,190,476 shares of our common stock to the Corre Holders at a price of $8.40 per share (the “Equity Issuance”) on February 11, 2022.
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
Convertible Notes
Description of the Notes
On July 31, 2017, we issued $230.0 million principal amount of senior unsecured 5.00% Convertible Senior Notes (the “Notes”) due 2023 in a private offering to qualified institutional buyers (as defined in the Securities Act of 1933) pursuant to Rule 144A under the Securities Act (the “Offering”).
The Notes bear interest at a rate of 5.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2018. The Notes mature on August 1, 2023 unless repurchased, redeemed or converted in accordance with their terms prior to such date. As a result of the Reverse Stock Split, the Notes are convertible at a conversion rate of 4.6083 shares of our common stock per $1,000 principal amount of the Notes, which is equivalent to a conversion price of approximately $217.00 per share. The conversion rate, and thus the conversion price, may be further adjusted under certain circumstances as described in the indenture governing the Notes. Pursuant to the Exchange Agreement (as defined below), the Company agreed to exchange approximately $57.0 million of aggregate principal amount, plus accrued and unpaid PIK Interest, of the PIK Securities (as defined below) beneficially owned by the Exchanging Holders (as defined below) for an equivalent increased principal amount of term loans under the Subordinated Term Loan Credit Agreement. Following the closing of the Exchange Agreement and Amendment No. 8 to the Subordinate Term Loan Credit Agreement, the Company has approximately $41.2 million in aggregate principal amount of Notes outstanding, which pay interest at a rate of 5.00% per annum entirely in cash.
As a result of the redemption and extinguishment of the Notes discussed below, the execution of the Exchange Agreement described below, the Notes are currently convertible into 189,682 shares of common stock. The Notes will be convertible into, subject to various conditions, cash or shares of our common stock or a combination of cash and shares of our common stock, in each case, at our election.
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
Pursuant to the Exchange Agreement, we agreed to exchange approximately $57.0 million of aggregate principal amount, plus accrued and unpaid PIK Interest, of PIK Securities beneficially owned by the Exchanging Holders for an equivalent increased principal amount of term loans (the “New Term Loans”) under the Subordinated Term Loan Credit Agreement. Following the closing of the Exchange Agreement and Amendment 8 to the Subordinated Term Loan Credit Agreement, we

had approximately $41.2 million in aggregate principal amount of Notes outstanding, which pay interest at a rate of 5.00% per annum entirely in cash. The exchange of the Notes into the New Term Loans was treated as debt modification and the unamortized balance of debt issuance and discount in the amount of $1.4 million was added to the modified debt and is amortized over the term of the Term Loan using the new effective interest rate.
Accounting Treatment of the Notes
As of March 31, 2023 and December 31, 2022, the Notes were recorded in our condensed consolidated balance sheet as follows (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Liability component:
Principal	$41,162	$41,162
Unamortized issuance costs	(177)	(377)
Unamortized discount	(63)	(135)
Net carrying amount of the liability component[1]	$40,922	$40,650

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$37,276	$37,276
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
Fair Value of Debt
The fair value of our 2022 ABL Credit Facility, Term Loan and Subordinated Term Loan are representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt. The fair value of the Notes as of March 31, 2023 and December 31, 2022 was $34.0 million and $37.5 million, respectively, (inclusive of the fair value of the conversion option) and are a “Level 2” measurement, determined based on the observed trading price of these instruments.
1970 Group Substitute Insurance Reimbursement Facility
The 1970 Group extended us credit in the form of a substitute reimbursement facility (the “Substitute Reimbursement Facility”) to provide up to approximately $21.4 million of letters of credit on our behalf in support of our workers’ compensation, commercial automotive and general liability insurance policies (the “Insurance Policies”).
The 1970 Group arranged for the issuance of letters of credit from financial institutions approved by the National Association of Insurance Commissioners. Such letters of credit arranged by the 1970 Group permitted the return of certain existing letters of credit for our account that were outstanding for the purpose of supporting the Insurance Policies and that were required to be collateralized, thereby providing us increased liquidity in the amount of approximately $21.3 million. We are required to reimburse the 1970 Group for any draws made under the letters of credit within five business days of notice of any such draw. The Substitute Insurance Reimbursement Facility Agreement terminates upon the earlier of (i) the expiration or termination of our Insurance Policies or (ii) September 29, 2023.
According to the provisions of ASC 470 – Debt, the arrangement is a Substitute Insurance Reimbursement Facility limited to the amounts drawn under the letters of credit. Therefore, until there is a draw on the Substitute Insurance Reimbursement Facility, the letters of credit are treated as an off-balance sheet credit arrangement. The fees in the amount of $2.9 million paid by us are deferred and amortized to interest expense over the term of the arrangement. As of March 31, 2023, the unamortized balance in the amount of $0.7 million is included in other current assets.

Deferred Financing Costs, Debt and Warrant Discounts and Debt Issuance Cost
As referenced above, all debt with original maturities greater than one year are classified as current as of March 31, 2023 due to the Trigger Date provisions.
As of March 31, 2023 and December 31, 2022, capitalized deferred financing costs, inclusive of debt issuance costs and discounts, net of accumulated amortization, related to Team’s outstanding debt were $7.7 million and $15.1 million, respectively. Due to the Trigger Date provisions, the amortization period for deferred financing costs, debt and warrant discounts and debt issuance costs was updated to reflect the potential accelerated maturity date of June 17, 2023. Refer to Note 1 - Description of Business and Basis of Presentation for additional liquidity and going concern discussion.
Liquidity
As of March 31, 2023, we had $26.4 million of unrestricted cash and cash equivalents and $5.5 million of restricted cash including $4.5 million of restricted cash held as collateral for letters of credit and commercial card programs. International cash balances as of March 31, 2023 were $13.7 million, and approximately $1.0 million of such cash is located in countries where currency restrictions exist. As of March 31, 2023, we had approximately $37.3 million of availability in additional borrowing capacity consisting of $27.3 million available under the Revolving Credit Loans and $10.0 million available under the Subordinated Term Loan Credit Agreement. We have $32.4 million in letters of credit issued domestically. Internationally, we have letters of credit outstanding in the amount of $0.3 million. Additionally, we have $2.4 million in surety bonds outstanding and an additional $0.7 million in miscellaneous cash deposits securing leases or other required obligations. Our cash and cash equivalents as of December 31, 2022 totaled $58.1 million. Additionally, $16.3 million of the cash and cash equivalents was in foreign accounts, primarily in Europe, Canada and Australia including $1.4 million of cash located in countries where currency restrictions exist. Refer to Note 1 - Description of Business and Basis of Presentation for additional liquidity and going concern discussion.

12. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). Net periodic pension credit includes the following components (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Interest cost	687	$422
Expected return on plan assets	(925)	$(629)
Amortization of prior service cost	8	$8
Unrecognized Net Actuarial Loss	$71	$—
Net periodic pension credit	$(159)	$(199)

Net pension credit is included in “Other income, net” on our condensed consolidated statement of operations. The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 6.4% overall, 9.5% for equities and 5.3% for debt securities. We expect to contribute $3.7 million to the U.K. Plan for 2023, of which $0.9 million has been contributed through March 31, 2023.

13. STOCKHOLDERS’ EQUITY
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

As of March 31, 2023 there were 4,357,401 shares of our common stock outstanding and 12,000,000 shares authorized at $0.30 par value per share.
As of March 31, 2023 we had 500,000 authorized shares of preferred stock, none of which had been issued.
Accumulated Other Comprehensive Income (loss)
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(28,859)	$(10,474)	$336	$(38,997)	$(22,270)	$(3,873)	$(589)	$(26,732)
Other comprehensive income (loss)	778	—	(23)	755	$346	$—	$—	346
Balance, end of period	$(28,081)	$(10,474)	$313	$(38,242)	$(21,924)	$(3,873)	$(589)	$(26,386)

14. COMMITMENTS AND CONTINGENCIES
We accrue for contingencies where the occurrence of a material loss is probable and can be reasonably estimated, based on our best estimate of the expected liability. We may increase or decrease our legal accruals in the future, on a matter-by-matter basis, to account for developments in such matter. Because such matters are inherently unpredictable and unfavorable developments or outcomes can occur, assessing contingencies is highly subjective and requires judgments about future events. Notwithstanding the uncertainty as to the outcome and while our insurance coverage might not be available or adequate to cover these claims, based upon the information currently available, we do not believe that any uninsured losses that might arise from these lawsuits and proceedings will have a materially adverse effect on our condensed consolidated financial statements.
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
Notice of Potential Environmental Violation - On April 20, 2021, Team Industrial Services, Inc. received Notices of Potential Violation from the U.S. Environmental Protection Agency alleging noncompliance with various waste determination, reporting, training, and planning obligations under the Resource Conservation and Recovery Act at seven of our facilities located in Texas and Louisiana. The allegations largely relate to spent film developing solutions generated through our mobile radiographic inspection services and relate to the characterization and quantities of those wastes and related notices, reporting, training, and planning.
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
We believe that the jury verdict is not supported by the facts of the case or applicable law, is the result of significant trial error, and that there are strong grounds for appeal. We will seek to overturn the verdict in post-trial motions before the District Court and, if necessary, to appeal to the Court of Appeals for the State of Texas.
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

We believe that the likelihood that the amount of the judgment will be affirmed is not probable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We currently estimate a range of possible outcomes between $13.0 million and approximately $51.0 million, and we have accrued a liability as of March 31, 2023 which is the amount we believe is the most likely estimate for a probable loss on this matter. We have also recorded a related receivable from our third-party insurance providers in other current assets with the corresponding liability of the same amount in other accrued liabilities. Such amounts are treated as non-cash operating activities. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3.0 million self-insured retention and deductible. All retentions and deductibles have been met, accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
Accordingly, for all matters discussed above, we have accrued in the aggregate approximately $41.2 million as of March 31, 2023, of which approximately $2.2 million is not covered by our various insurance policies.
In addition to legal matters discussed above, we are subject to various lawsuits, claims and proceedings encountered in the normal conduct of business (“Other Proceedings”). Management believes that based on its current knowledge and after consultation with legal counsel that the Other Proceedings, individually or in the aggregate, will not have a material effect on our condensed consolidated financial statements.

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
Segment data for our two operating segments are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Revenues:
IHT	$101,829	$95,595
MS	100,448	93,441
Total Revenues	$202,277	$189,036

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Operating income (loss):
IHT	$4,723	$134
MS	3,193	513
Corporate and shared support services	(15,662)	(23,054)
Total Operating income (loss)	$(7,746)	$(22,407)

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$1,427	$4,771
MS	601	813
Corporate and shared support services	—	38
Total Capital expenditures	$2,028	$5,622
_____________
1    Excludes finance leases. Totals may vary from amounts presented in the condensed consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$3,054	$3,254
MS	4,753	4,884
Corporate and shared support services	1,739	1,316
Total Depreciation and amortization	$9,546	$9,454
Separate measures of our assets by operating segment are not produced or utilized by management to evaluate segment performance.
A geographic breakdown of our revenues for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Total Revenues[1]
United States	$152,494	$137,940
Canada	18,068	19,367
Europe	16,331	14,173
Other foreign countries	15,384	17,556
Total	$202,277	$189,036
 ______________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

16. RELATED PARTY TRANSACTIONS
Alvarez & Marsal provided certain consulting services to the Company in connection with our former Interim Chief Financial Officer position and other corporate support costs. Effective June 12, 2022 the Interim Chief Financial Officer position ended as the Company named a permanent Chief Financial Officer. The Company paid $8.1 million in consulting fees to Alvarez & Marsal for the year ended December 31, 2022.
In connection with the Company’s debt transactions, the Company engaged in transactions with Corre and APSC to provide funding as described in Note 11 - Debt.

17. SUBSEQUENT EVENTS
As of May 11, 2023, the filing date of this Quarterly Report on Form 10-Q, management evaluated the existence of events occurring subsequent to the quarter ended March 31, 2023, and determined that there were no events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of its consolidated subsidiaries or to all of them taken as a whole.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (“our Annual Report on Form 10-K”) and other documents previously filed with the SEC. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those described in more detail under the heading “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. See also “Cautionary Statement Regarding Forward-Looking Statements” below.

Cautionary Note Regarding Forward-Looking Statements.
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf in other materials we release to the public including all statements, other than statements of historical facts included or incorporated by reference in this Quarterly Report on Form 10-Q, that address activities, events or developments which we expect or anticipate will or may occur in the future. You can generally identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “will,” “could,” “should,” “may” and similar expressions.
We based our forward-looking statements on beliefs and assumptions that we believe to be reasonable, and our current expectations, estimates and projections about ourselves and our industry. However, all forward-looking statements are subject to risks and uncertainties, many of which are out of our control, that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.
New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Additionally, there are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks include those disclosed under the heading “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A of this Quarterly Report on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the United States Securities and Exchange Commission, as well as, risks related to:

•our ability to continue as a going concern;
•we do not have sufficient available cash forecasted to fund our Notes due in August 2023 and we may not be able to restructure our debt prior to their maturity;
•our ability to generate sufficient cash from operations, access our 2022 ABL Credit Facility, or maintain our compliance with our 2022 ABL Credit Agreement, Term Loan Credit Agreement, and Subordinated Term Loan Credit Agreement covenants;
•our ability to manage inflationary pressures in our operating costs;
•the impact to our business, financial condition, results of operations and cash flows due to negative market conditions, including from the lingering impact of widespread public health crises, epidemics and pandemics, threats of domestic and global economic recession and future economic uncertainties, particularly in industries in which we are heavily dependent;
•delays in the commencement of major projects;
•our business may be affected by seasonal and other variation, such as severe weather conditions (including conditions influenced by climate change) and the nature of our clients’ industry;

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
General Description of Business
We are a global leading provider of specialty industrial services offering clients access to a full suite of conventional, specialized, and proprietary mechanical, heat-treating, and inspection services. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our clients’ most critical assets. We conduct operations in two segments: Inspection and Heat Treating (“IHT”) and Mechanical Services (“MS”). Through the capabilities and resources in these two segments, we believe that we are uniquely qualified to provide integrated solutions: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services and (iii) nested or run-and-maintain services.
IHT provides conventional and advanced non-destructive testing services primarily for the process, pipeline and power sectors, and pipeline integrity management services, and field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. IHT also provides advanced digital imaging including remote digital video imaging.
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
Market Conditions Update. The lingering impact of widespread public health crises, epidemics and pandemics had less effect on our workforce and operations during the first quarter of 2023, as well as the operations of our clients, suppliers and contractors. However, the global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including increases in inflation rates, rising interest rates, disruption to global supply chains, declines in economic growth, volatility in foreign currency exchange rates, and uncertainty about economic stability. The severity and duration of the impact of these conditions on our business cannot be predicted. See Item 1A of our Annual Report on Form 10-K “Risk Factors” for additional information.
Recent Financing Transaction. During the first quarter of 2023, the Company executed an additional amendment to our Subordinated Term Loan Credit Agreement. Refer to Note 11 - Debt to the unaudited condensed consolidated financial statements for additional details related to this amendment.
Listing Notices from NYSE. During 2022, the Company’s share price and total market capitalization and Shareholders equity had fallen below NYSE listing standard thresholds and therefore the Company received notices of non-compliance from the NYSE. The following are the communications with the NYSE in connection with these notices:

•On June 17, 2022, we were notified by the NYSE that we were no longer in compliance with the NYSE continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual due to the fact that our average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our shareholders’ equity was less than $50.0 million. NYSE notified us that if our average global market capitalization over a consecutive 30 trading-day period drops below $15.0 million, it would initiate delisting proceedings. As required by the NYSE, we notified the NYSE of our intent to cure the deficiency and restore our compliance with the NYSE continued listing standards. In accordance with applicable NYSE procedures, on August 1, 2022 we submitted a plan advising the NYSE of the definitive actions we have taken and are taking that would bring us into compliance with NYSE continued listing standards within 18 months of receipt of the written notice. The NYSE accepted the plan and as a result our common stock may continue to be listed and traded on the NYSE during the 18-month period commencing on June 17, 2022, subject to our compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan.

•On November 2, 2022, we were notified by the NYSE that the average closing price of our common stock, over a prior consecutive 30 trading-day period was below $1.00 per share. We had a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement, with the possibility of extension at the discretion of the NYSE.

•On November 2, 2022 our shareholders approved a proposal to authorize the Board to implement the Reverse Stock Split, which became effective on December 21, 2022.

•On January 3, 2023, we were notified by the NYSE that we had regained compliance with the minimum share price continued listing standard.

•On January 30, 2023 and March 21, 2023, we sent progress updates and updated financial information to the NYSE pursuant to the plan.

Although we have regained compliance with the NYSE’s minimum share price requirement within the cure period, there is no assurance that we will remain in compliance with such requirement or other NYSE continued listing standards in the future.

Results of Operations
The following is a comparison of our results of operations for the three months ended March 31, 2023 compared to March 31, 2022.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table sets forth the components of revenue and operating loss from our operations for the three month period ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$101,829	$95,595	$6,234	6.5%
MS	100,448	93,441	7,007	7.5%
Total revenues	$202,277	$189,036	$13,241	7.0%
Operating income (loss):
IHT	$4,723	$134	$4,589	NM
MS	3,193	513	2,680	NM
Corporate and shared support services	(15,662)	(23,054)	7,392	32.1%
Total operating loss	$(7,746)	$(22,407)	$14,661	65.4%

Interest expense, net	$(16,741)	$(18,579)	1,838	9.9%
Other income, net	635	3,179	(2,544)	(80.0)%
Loss before income taxes	$(23,852)	$(37,807)	$13,955	36.9%
Provision for income taxes	(859)	(526)	(333)	(63.3)%
Net loss	$(24,711)	$(38,333)	$13,622	35.5%
NM = Not meaningful

Revenues. Total revenues increased $13.2 million or 7.0% from the prior year quarter and were impacted negatively from adverse foreign exchange movement by $3.2 million. IHT revenues increased by $6.2 million or 6.5% and benefited from an $8.8 million or 11% increase in IHT U.S. revenue due to higher callout and turnaround activity in all regions, a $1.1 million increase in IHT international revenue, and a $0.3 million increase in aerospace revenue. This increase was partially offset by, a $4.1 million decrease in Canada due to a customer contract completion. MS revenue increased by $7.0 million or 7.5% attributable to a $4.0 million or 8% increase in U.S. revenue due to higher activity in leak repair and hot tapping services, a $2.8 million revenue increase in MS Canada, and a $1.3 million increase in our valves business, partially offset by a $1.0 million decrease in other international regions.
Operating income (loss). Overall operating loss was $7.7 million in the current year quarter, a $14.7 million or 65% improvement compared to an operating loss of $22.4 million in the prior year quarter. IHT operating income increased by $4.6 million due to higher activity in the U.S. and lower overhead costs, partially offset by lower revenue in Canada related to the completion of a customer contract in the current period. MS operating income increased by $2.7 million as compared to the prior year quarter, primarily from our U.S. and Canada operations as well as lower overhead costs and realized efficiency gains in equipment centers during the current quarter compared to prior year quarter. Operating income from U.S. operations increased by $1.4 million and operating income from Canada operations increased by $1.2 million. Corporate operating loss decreased by $7.4 million due to lower professional fees in the current quarter compared to the prior year quarter and lower overall costs due to the Company’s ongoing cost reduction efforts. In spite of our cost reduction efforts, we continue to experience cost inflation in several areas across all segments, such as raw materials, transportation, and labor costs.

For the three months ended March 31, 2023 and 2022, operating loss includes net expenses totaling $2.0 million and $7.2 million, respectively, that we do not believe are indicative of our core operating activities, as detailed in the table below (in thousands):

	Three Months Ended March 31,
	2023	2022

Operating loss	(7,746)	(22,407)
Professional fees and other	1,721	5,344
Legal costs	—	528
Severance charges, net	305	1,350
Total non-core expenses	2,026	$7,222
Operating loss, excluding non-core expenses	$(5,720)	$(15,185)
Excluding the impact of these identified non-core items in both periods, operating income increased by $9.5 million. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense decreased by $1.8 million compared to the prior year quarter. The decrease was primarily attributable to lower outstanding debt during the 2023 period due to the $225.0 million paydown of our term debt in November 2022 and the 2022 period write off of deferred financing costs related to our Citi ABL facility that was refinanced in February 2022. These effects were partially offset by a year over year increase in cash interest rates and the acceleration of the amortization of debt related deferred costs to reflect the revised Trigger Date impact on the maturity date.
Cash interest paid during the quarter ended March 31, 2023 and 2022 was $5.2 million and $6.8 million, respectively.

Other income, net. Other income (expense), net decreased by $2.5 million from $3.2 million to $0.6 million, primarily due to foreign currency fluctuations and lower gains on asset disposals in the 2023 quarter.
Taxes. The provision for income tax was $0.9 million on the pre-tax loss from continuing operations of $23.9 million in the current year quarter, compared to a $0.5 million income tax provision on a pre-tax loss of $37.8 million in the prior year quarter. The effective tax rate, inclusive of discrete items, was a provision of 3.6% for the three months ended March 31, 2023, compared to a provision of 1.4% for the three months ended March 31, 2022. The effective tax rate change from the prior year quarter compared to the current year quarter is due to changes in the valuation allowance.

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
We define adjusted net income (loss), adjusted net income (loss) per diluted share and adjusted EBIT to exclude the following items: non-routine legal costs and settlements, non-routine professional fees, restructuring charges, certain severance charges, and certain other items that we believe are not indicative of core operating activities. Consolidated adjusted EBIT, as defined by us, excludes the costs excluded from adjusted net income (loss) as well as income tax expense (benefit), interest charges, foreign currency (gain) loss, and items of other (income) expense. Consolidated adjusted EBITDA further excludes from consolidated adjusted EBIT depreciation, amortization and non-cash share-based compensation costs. Segment adjusted EBIT is equal to segment operating income (loss) excluding costs associated with non-routine legal costs and settlements, non-routine professional fees, restructuring charges, certain severance charges, and certain other items as determined by management. Segment adjusted EBITDA further excludes from segment adjusted EBIT depreciation, amortization, and non-cash share-based compensation costs. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures.
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
The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)

	Three Months Ended March 31,
	2023	2022
Adjusted Net Loss:
Net loss	$(24,711)	$(38,333)
Professional fees and other[1]	1,721	5,344
Legal costs[2]	—	528
Severance charges, net[3]	305	1,350
Tax impact of adjustments and other net tax items[4]	(78)	(4)
Adjusted net loss	$(22,763)	$(31,115)

Adjusted net loss per common share:
Basic and diluted	$(5.24)	$(8.25)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(24,711)	$(38,333)
Provision for income taxes	859	526
Gain on equipment sale	(303)	(2,313)
Interest expense, net	16,741	18,579
Professional fees and other[1]	1,721	5,344
Legal costs[2]	—	528
Severance charges, net[3]	305	1,350
Foreign currency gain	(177)	(662)
Pension credit[5]	(156)	(204)
Consolidated Adjusted EBIT	(5,721)	(15,185)
Depreciation and amortization
Amount included in operating expenses	3,719	4,158
Amount included in SG&A expenses	5,827	5,296
Total depreciation and amortization	9,546	9,454
Non-cash share-based compensation costs	382	(624)
Consolidated Adjusted EBITDA	$4,207	$(6,355)

Free Cash Flow:
Cash used in operating activities	$(17,763)	$(55,975)
Capital expenditures	(2,692)	(6,137)
Free Cash Flow	$(20,455)	$(62,112)
____________________________________
1    For the three months ended March 31, 2023, includes $1.7 million related to costs associated with corporate support costs. For the three months ended March 31, 2022, includes $4.7 million related to costs associated with the debt financing and $0.6 million of corporate support costs.
2     For the three months ended March 31, 2022, primarily relates to accrued legal matters and legal fees.
3    For the three months ended March 31, 2023, includes $0.3 million primarily related to customary severance costs associated with staff reductions. For the three months ended March 31, 2022, includes $1.3 million related to customary severance costs associated with executive departures.
4    Represents the tax effect of the adjustments.
5    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date. Accruals for future benefits ceased in connection with a plan curtailment in 2013.

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022

Segment Adjusted EBIT and Adjusted EBITDA:

IHT
Operating income	$4,723	$134
Severance charges, net[1]	40	16
Adjusted EBIT	4,763	150
Depreciation and amortization	3,054	3,254
Adjusted EBITDA	$7,817	$3,404

MS
Operating income	$3,193	$513
Severance charges, net[1]	256	—
Other project costs	20	—
Adjusted EBIT	3,469	513
Depreciation and amortization	4,753	4,884
Adjusted EBITDA	$8,222	$5,397

Corporate and shared support services
Net loss	$(32,627)	$(38,980)
Provision for income taxes	859	526
Gain on equipment sale	(303)	(2,313)
Interest expense, net	16,741	18,579
Foreign currency gain	(177)	(662)
Pension credit[2]	(156)	(204)
Professional fees and other[3]	1,701	5,344
Legal costs[4]	—	528
Severance charges, net[1]	9	1,334
Adjusted EBIT	(13,953)	(15,848)
Depreciation and amortization	1,739	1,316
Non-cash share-based compensation costs	382	(624)
Adjusted EBITDA	$(11,832)	$(15,156)
___________________
1    For the three months ended March 31, 2023, includes $0.3 million primarily related to customary severance costs associated with staff reductions. For the three months ended March 31, 2022, includes $1.3 million related to customary severance costs associated with executive departures.
2    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date. Accruals for future benefits ceased in connection with a plan curtailment in 2013.
3    For the three months ended March 31, 2023, includes $1.7 million related to costs associated with corporate support costs. For the three months ended March 31, 2022, includes $4.7 million related to costs associated with the debt financing and $0.6 million of corporate support costs.
4     For the three months ended March 31, 2022, primarily relates to accrued legal matters and legal fees.

Liquidity, Capital Resources and Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP and assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issue date of these condensed consolidated financial statements. Our ability to continue as a going concern is dependent on many factors, including among other things, our ability to comply with the covenants in our debt agreements, our ability to cure any defaults that occur under our debt agreements, or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as defaults occur or as interest and principal payments come due. Liquidity risk is the risk that we will be unable to meet our financial obligations as they become due. Our liquidity may be affected by improvements or declines in commodity prices, our segments’ operational performance, and our ability to access capital and credit markets.

We evaluated our liquidity within one year after the date of issuance of the accompanying unaudited condensed consolidated financial statements to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, we applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, and (iii) projected availability under the Company’s existing debt arrangements. The cash flow projections were based on known or planned cash requirements for operating and financing costs and include management’s best estimate regarding future customer activity levels, pricing for its services and for its supplies and other factors. Actual results could vary significantly from those projections. We do not believe, based on the Company’s forecast, that current working capital, cash flow from operations, expected availability under our existing credit agreements and capital expenditure financing is sufficient to fund the operations, maintain compliance with our debt covenants (as amended), and satisfy the Company’s obligations, specifically with respect to the Notes described below, as they come due within one year after the date of issuance of these condensed consolidated financial statements.
Our Notes are due on August 1, 2023 and had a principal balance of $41.2 million as of March 31, 2023. Under the terms of our amended financing arrangements that were entered into during 2022, the Maturity Reserve Trigger Date (as defined in the 2022 ABL Credit Agreement), and the Maturity Trigger Date (as defined in the Term Loan Credit Agreement) and collectively referred to as the “Trigger Date”, is June 17, 2023, see Note 11 - Debt for additional information. The Trigger Date requires that the Notes balance be reduced to less than $10.0 million by June 17, 2023.
As of March 31, 2023, we are in compliance with our debt covenants. However, without the execution of a refinancing transaction, an agreement to extend the Notes maturity date, and/or amendments to our existing debt agreements, there is a risk that the Company could be, among other things, unable to make principal payments on the Notes to satisfy the Trigger Date provision or will be unable to pay off the Notes when they become due on August 1, 2023. The failure to pay down the Notes to less than $10.0 million by the Trigger Date will result in an acceleration of the Term Loan Credit Agreement and failure to pay would result in an event of default and associated cross defaults under the Company’s other debt instruments. Refer to Note 11 - Debt for more information on the terms, cross default provisions and maturity dates of our debt that may affect our future liquidity.
As a result of our current liquidity condition, the potential inability to negotiate an extension or amend the financial covenants, substantial doubt about the Company’s ability to continue as a going concern is raised. We are exploring alternatives to reduce or refinance the Notes outstanding balance, including extending their maturity as well as other alternatives. While our lenders agreed on an extension and amended the financial covenants in prior periods, there can be no assurance that our lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with our debt covenants, or other possible events of default or that we will be able to execute a reduction, extension, or refinancing of the Notes or that the terms of any replacement financing would be as favorable as the terms of the Notes prior to the maturity date. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Financing for our operations consists primarily of our 2022 ABL Credit Facility, Term Loan, Subordinated Term Loan and cash flows attributable to our operations. As of March 31, 2023, we had approximately $37.3 million of borrowing capacity consisting of $27.3 million available under the 2022 ABL Credit Facility and $10.0 million available under the Subordinated Term Loan Credit Agreement. Our principal uses of cash are for working capital needs and operations. We have entered into recent financing transactions as further described in Note 11 – Debt and certain amendments to address our near-term liquidity needs, and we have taken definitive actions to reduce costs, improve operations, profitability, and liquidity, and position the Company for future growth; however, we have suffered recurring operating losses and subsequent to year-end, we had reduced borrowing capacity to fund our increasing working capital needs.

Our cash and cash equivalents as of March 31, 2023 totaled $31.9 million, consisting of $26.4 million of unrestricted cash on hand, $4.5 million restricted as collateral for outstanding letters of credit and card programs and $1.0 million restricted due to foreign currency regulations. As of December 31, 2022, our cash and cash equivalents were $58.1 million, including $51.1 million of unrestricted cash on hand, $5.5 million restricted as collateral for outstanding letters of credit and card programs and $1.4 million restricted due to foreign currency regulations. $13.7 million and $16.3 million of the cash and cash equivalents as of March 31, 2023 and December 31, 2022, respectively, were in foreign accounts, primarily in Europe, Canada and Australia. Additionally, we had approximately $37.3 million in undrawn availability under our various credit facilities at March 31, 2023. Our gross debt and finance obligations were $288.9 million, of which $284.1 million was classified as current at March 31, 2023, compared to gross debt of $285.9 million at December 31, 2022.
As of May 9, 2023, we had consolidated cash and cash equivalents of $21.9 million, excluding $5.2 million of restricted cash held mainly as collateral for outstanding letters of credit and our purchasing card programs, and approximately $27.4 million of undrawn availability under our various credit facilities, resulting in total liquidity of $49.3 million.

Refer to Note 11 - Debt for information on our debt instruments.
Capital Resources. We establish a capital budget at the beginning of each calendar year and review it during the course of the year. Our capital budgets are based upon our estimate of internally generated sources of cash including from asset sales, as well as cash on hand and the available borrowing capacity under our ABL and other Credit Facilities. We expect to finance our 2023 capital budget with cash flows from operations, cash on hand, proceeds from asset sales, and our credit facility. Actual capital expenditure levels may vary significantly due to many factors, including industry conditions; the prices and availability of goods and services; the extent to which non-strategic assets are sold and our liquidity outlook.
Cash Flows
The following table summarizes cash flows from Operating, Investing and Financing activities (in thousands):

	Three Months Ended March 31,
Cash flows provided by (used in):	2023	2022	% Change
Operating activities	$(17,763)	$(50,006)	64%
Investing activities	(2,360)	(4,042)	42%
Financing activities	(6,236)	41,966	NM
Effect of exchange rate changes on cash	153	465	67%
Net change in cash and cash equivalents	$(26,206)	$(11,617)	NM
NM - Not meaningful

Cash flows attributable to our operating activities. For the three months ended March 31, 2023, net cash used in operating activities was $17.8 million. Our net cash used in operating activities was driven by our net loss for the period, which totaled $24.7 million and negative working capital of $13.3 million, offset by amortization of debt issuance costs and debt discount of $8.5 million, depreciation and amortization of $9.5 million, and PIK Interest of $3.5 million.
For the three months ended March 31, 2022, net cash used in operating activities was $50.0 million. Overall, the decline in cash used in operations was driven primarily by the impacts of inclement weather and COVID-19 on our operations which generated reduced revenue and receipts during the period, partially offset by $10.0 million for depreciation and amortization, and $0.6 million in non-cash compensation cost.
Cash flows attributable to our investing activities. For the three months ended March 31, 2023, net cash used in investing activities was $2.4 million, consisting primarily of capital expenditures, partially offset by $0.3 million of cash proceeds from asset sales.
For the three months ended March 31, 2022, net cash used in investing activities was $4.0 million, primarily for capital expenditures, partially offset by $3.0 million of cash proceeds from asset sales.
Cash flows attributable to our financing activities. For the three months ended March 31, 2023, net cash used in financing activities was $6.2 million consisting primarily of net repayments under our ABL Credit Facility of $6.0 million.
For the three months ended March 31, 2022, net cash provided by financing activities was $42.0 million consisting primarily of net borrowings under our ABL Credit Facility of $42.7 million and proceeds from issuance of common stock amounting to $9.8 million, partially offset by $10.3 million in payments for debt issuance costs.

Effect of exchange rate changes on cash and cash equivalents. For the three months ended March 31, 2023 and 2022, the effect of foreign exchange rate changes on cash was $0.2 million and $0.5 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in U.S. Dollar exchange rates against the Canadian Dollar, the Euro, the British Pound, the Australian Dollar and Mexican Peso.
Contractual Obligations. We have various contractual obligations in the normal course of our operations. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the contractual obligation disclosure since year-end 2022, see Note 11 - Debt for additional details regarding amendments to our debt agreements that were executed during the first quarter of 2023.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2023, the material off-balance sheet arrangements and transactions that we have entered into include $8.9 million in outstanding letters of credit under the ABL Facility. See Note 11 - Debt for additional details.
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies during the three months ended March 31, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item 3.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded as of March 31, 2023, that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the first quarter ended March 31, 2023.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information on legal proceedings, see Note 14 - Commitments and Contingencies to the condensed consolidated financial statements included in this report.

ITEM 1A.	RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties. There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

ITEM 5.	OTHER INFORMATION
NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Team, Inc. (filed as Exhibit 3.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on December 2, 2011, incorporated herein by reference.

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Team, Inc., dated October 24, 2013 (filed as Exhibit 3.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on October 25, 2013, incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Team, Inc., dated November 28, 2022.

3.4
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Team, Inc. (filed as Exhibit 3.1 to Team, Inc.’s Report on Form 8-K (File No. 001-08604) filed on December 22, 2022, incorporated by reference herein).

3.5	Amended and Restated Bylaws of Team, Inc. (filed as Exhibit 3.3 to Team, Inc.’s Annual Report on Form 10-K for year ended December 31, 2017 (File No. 001-08604), incorporated herein by reference).

3.6
Certificate of Designations of Series A Preferred Stock of Team, Inc., as filed with the Secretary of State of the State of Delaware on February 2, 2022 (filed as Exhibit 3.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 2, 2022, incorporated by reference herein).

10.1
Amendment No. 12 to Subordinated Term Loan Agreement, dated March 29, 2023, by and among the lenders party thereto, and Cantor Fitzgerald Securities, as agent (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K filed (File No. 001-08604) on March 30, 2023, incorporated by reference herein).

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

TEAM, INC. (Registrant)

Date: May 11, 2023	/S/ Keith D. Tucker
Keith D. Tucker Chief Executive Officer (Principal Executive Officer)

/S/ Nelson M. Haight
Nelson M. Haight Chief Financial Officer (Principal Financial Officer)

/S/ Matthew E. Acosta
Matthew E. Acosta Vice President, Chief Accounting Officer (Principal Accounting Officer)