Form 10-Q
period 2023-06-30
TEAM INC
filed 2023-08-10
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The Registrant had 4,368,422 shares of common stock, par value $0.30, outstanding as of August 8, 2023.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$30,437	$58,075
Accounts receivable, net of allowance of $5,145 and $5,262 respectively	197,033	186,689
Inventory	37,861	36,331
Income tax receivable	821	779
Prepaid expenses and other current assets	60,603	65,679
Total current assets	326,755	347,553
Property, plant and equipment, net	131,956	138,099
Intangible assets, net	69,003	75,407
Operating lease right-of-use assets	44,999	48,462
Defined benefit pension asset	2,642	398
Other assets, net	10,700	6,351
Deferred tax asset	630	375
Total assets	$586,685	$616,645
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$4,547	$280,993
Current portion of operating lease obligations	14,440	13,823
Accounts payable	36,270	32,524
Other accrued liabilities	101,932	119,267
Income tax payable	1,377	2,257
Total current liabilities	158,566	448,864
Long-term debt and finance lease obligations	306,334	4,942
Operating lease obligations	34,566	38,819
Deferred tax liabilities	4,634	3,661
Other long-term liabilities	2,713	2,599
Total liabilities	506,813	498,885
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 12,000,000 shares authorized; 4,368,422 and 4,342,909 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,311	1,303
Additional paid-in capital	457,692	457,133
Accumulated deficit	(342,143)	(301,679)
Accumulated other comprehensive loss	(36,988)	(38,997)
Total equity	79,872	117,760
Total liabilities and equity	$586,685	$616,645
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$239,492	$221,540	$441,769	$410,578
Operating expenses	178,576	169,426	333,851	317,334
Gross margin	60,916	52,114	107,918	93,244
Selling, general and administrative expenses	56,320	62,908	111,068	126,429
Restructuring and other related charges, net	—	—	—	16
Operating income (loss)	4,596	(10,794)	(3,150)	(33,201)
Interest expense, net	(16,691)	(18,476)	(33,432)	(37,055)
Loss on debt extinguishment	(1,582)	—	(1,582)	—
Other income, net	13	3,259	648	6,438
Loss from continuing operations before income taxes	(13,664)	(26,011)	(37,516)	(63,818)
Provision for income taxes	(2,089)	(2,191)	(2,948)	(2,717)
Net loss from continuing operations	(15,753)	(28,202)	(40,464)	(66,535)
Discontinued operations:
Net income from discontinued operations, net of income tax	—	6,650	—	12,521
Net loss	$(15,753)	$(21,552)	$(40,464)	$(54,014)

Basic net loss per common share:
Loss from continuing operations	(3.61)	(6.53)	(9.30)	(16.45)
Income from discontinued operations	—	1.54	—	3.10
Total	$(3.61)	$(4.99)	$(9.30)	$(13.35)

Weighted-average number of shares outstanding:
Basic	4,362	4,318	4,353	4,045

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(15,753)	$(21,552)	$(40,464)	$(54,014)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	1,277	(5,463)	2,055	(5,117)
Other comprehensive income (loss), before tax	1,277	(5,463)	2,055	(5,117)
Tax provision attributable to other comprehensive income	(23)	—	(46)	—
Other comprehensive income (loss), net of tax	1,254	(5,463)	2,009	(5,117)
Total comprehensive loss	$(14,499)	$(27,015)	$(38,455)	$(59,131)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2022	4,343	$1,303	$457,133	$(301,679)	$(38,997)	$117,760
Net loss	—	—	—	(24,711)	—	(24,711)
Net settlement of vested stock awards	14	4	(52)	—	—	(48)
Foreign currency translation adjustment, net of tax	—	—	—	—	755	755
Non-cash compensation	—	—	382	—	—	382
Balance at March 31, 2023	4,357	$1,307	$457,463	$(326,390)	$(38,242)	$94,138
Net loss	—	—	—	$(15,753)	—	$(15,753)
Net settlement of vested stock awards	11	4	(16)	—	—	(12)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,254	1,254
Non-cash compensation	—	—	245	—	—	245
Balance at June 30, 2023	4,368	$1,311	$457,692	$(342,143)	$(36,988)	$79,872

Balance at December 31, 2021	3,122	$936	$453,247	$(375,584)	$(26,732)	$51,867
Accounting pronouncement adjustment	—	—	(5,651)	3,824	—	(1,827)
Net loss	—	—	—	(32,462)	—	(32,462)
Issuance of common stock	1,190	357	9,411	—	—	9,768
Foreign currency translation adjustment, net of tax	—	—	—	—	346	346
Non-cash compensation	—	—	(624)	—	—	(624)
Net settlement of vested stock awards	—	—	2	—	—	2
Balance at March 31, 2022	4,312	$1,293	$456,385	$(404,222)	$(26,386)	$27,070
Net loss	—	—	—	$(21,552)	—	$(21,552)
Issuance of common stock	10	3	(74)	—	—	(71)
Foreign currency translation adjustment, net of tax	—	—	—	—	(5,463)	(5,463)
Non-cash compensation	—	—	565	—	—	565
Balance at June 30, 2022	4,322	$1,296	$456,876	$(425,774)	$(31,849)	$549

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS1
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(40,464)	$(54,014)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,085	19,609
Write-off of deferred loan costs	—	2,748
Loss on debt extinguishment	1,582	—
Amortization of debt issuance costs, debt discounts, and deferred financing costs	16,229	12,077
Paid-in-kind interest	7,117	9,962
Allowance for credit losses	276	30
Foreign currency (gains) losses	(35)	569
Deferred income taxes	730	(357)
Gain on asset disposal	(245)	(3,532)
Non-cash compensation costs (credits)	627	(59)
Other, net	(2,169)	(2,382)
Changes in operating assets and liabilities:
Accounts receivable	(9,037)	(29,595)
Inventory	(1,140)	(1,620)
Prepaid expenses and other current assets	(2,043)	(3,305)
Accounts payable	3,994	(5,889)
Other accrued liabilities	(17,201)	3,367
Income taxes	(923)	(1,000)
Net cash used in operating activities	(23,617)	(53,391)
Cash flows from investing activities:
Capital expenditures	(5,073)	(14,001)
Proceeds from disposal of assets	332	5,119
Net cash used in investing activities	(4,741)	(8,882)
Cash flows from financing activities:
Borrowings under 2020 ABL Facility	—	10,300
Payments under 2020 ABL Facility	—	(72,300)
Borrowings under 2022 ABL Credit Facility (Revolving Credit Loans)	30,797	104,641
Payments under 2022 ABL Credit Facility (Revolving Credit Loans)	(14,798)	(1,588)
Repayment of APSC Term Loan	(37,092)	—
Borrowings under ME/RE Loans	27,398	—
Borrowings under 2022 ABL Credit Facility (Delayed Draw Term Loan)	—	25,000
Payments for debt issuance costs	(5,327)	(10,640)
Issuance of common stock, net of issuance costs	—	9,696
Other	(495)	(323)
Net cash provided by financing activities	483	64,786
Effect of exchange rate changes on cash	237	(382)
Net increase (decrease) in cash and cash equivalents	(27,638)	2,131
Cash and cash equivalents at beginning of period	58,075	65,315
Cash and cash equivalents at end of period	$30,437	$67,446
_________________
1        Condensed consolidated statement of cash flows for the six months ended June 30, 2022 includes discontinued operations.

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business. Unless otherwise indicated, the terms “we,” “our,” “us,” and “Team” are used in this report to refer to either Team, Inc., to one or more of its consolidated subsidiaries or to all of them taken as a whole.
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
IHT provides conventional and advanced non-destructive testing services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. IHT also provides advanced digital imaging including remote digital video imaging.
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
Reverse Stock Split. On December 21, 2022, we completed a reverse stock split of our outstanding common stock at a ratio of one-for-ten (the “Reverse Stock Split”). The Reverse Stock Split effected a proportionate reduction in our authorized shares of common stock from 120,000,000 shares to 12,000,000 shares and reduced the number of shares of common stock outstanding from approximately 43,429,089 shares to approximately 4,342,909 shares. We have made proportionate adjustments to the number of common shares issuable upon exercise or conversion of our outstanding warrants, equity awards and convertible securities, as well as the applicable exercise prices and weighted average fair value of the equity awards. No fractional shares were issued in connection with the Reverse Stock Split.
Recent Refinancing Transactions. On June 16, 2023, we entered into the following separate amendments / agreements with our lenders.
Corre Amended and Restated Term Loan Credit Agreement. On June 16, 2023, we entered into an amendment and restatement of that certain subordinated term loan credit agreement dated as of November 9, 2021 (as amended and restated, the “A&R Term Loan Credit Agreement”). Available funding commitments under the A&R Term Loan Credit Agreement, subject to certain conditions, include a $57.5 million senior secured first lien term loan (the “Incremental Term Loan”) provided by Corre Partners Management, LLC (“Corre”) and certain of its affiliates, consisting of a $37.5 million term loan tranche and a $20.0 million delayed draw term loan tranche. Amounts outstanding under the existing subordinated term loan credit agreement (the “Uptiered Loan”) have become senior secured obligations of the Company and the A&R Term Loan Guarantors, secured on a pari passu basis with the Incremental Term Loans. All outstanding amounts in respect of the Incremental Term Loan under the A&R Term Loan Credit Agreement mature and become due and payable on December 31, 2026. All outstanding amounts in respect of the Uptiered Loan under the A&R Term Loan Credit Agreement mature and become due and payable on December 31, 2027; provided that, if greater than $50.0 million (including amounts in respect of payments in kind) of the Uptiered Loan is outstanding on December 31, 2026, then all outstanding amounts in respect of the Uptiered Loan under the A&R Term Loan Credit Agreement become due and payable on December 31, 2026.

As discussed in Note 11 - Debt, $42.5 million of the $57.5 million Incremental Term Loan under the A&R Term Loan Credit Agreement was drawn down and the proceeds thereof were used to repay the Notes (as defined below) that matured on August 1, 2023.
Eclipse Amendment No. 3 to Credit Agreement. On June 16, 2023, we also entered into Amendment No. 3 (“ABL Amendment No. 3”) to that certain credit agreement with Eclipse (defined below), dated as of February 11, 2022 (as amended by Amendment No. 1 dated as of May 6, 2022 and Amendment No. 2 dated as of November 1, 2022 and ABL Amendment No.3, the “ABL Credit Agreement”). The ABL Amendment No. 3 amended the ABL Credit Agreement to, among other things,
(i) provide the Company with a new $27.4 million term loan (the “ME/RE Loans”) secured by a first priority lien and mortgage on certain real estate and machinery and equipment of the Company and the ABL Guarantors, as defined below, (the “Specified RE/ME”),
(ii) increase borrowing base availability under the revolving credit facility by an additional $2.5 million,
(iii) extend the maturity date for the entire facility under the ABL Credit Agreement to August 11, 2025,
(iv) amend the financial maintenance covenant therein to match the maximum unfinanced capital expenditures covenant included in the A&R Term Loan Credit Agreement, and
(v) amend provisions applicable to the $35.0 million delayed draw term loans under the ABL Credit Agreement to remove the ability of the Company to repay and reborrow such loans, to remove the ability to pay any portion of the interest on such loans in PIK (as defined below) and add a mandatory prepayment with respect to such loan in relation to any sale of certain collateral principally supporting such loans.
The ME/RE Loans were drawn in full on the closing date and were used to pay off the amounts owed under the existing term loan credit agreement dated as of December 18, 2020 (as amended from time to time), among the Company, the lenders party thereto and Atlantic Park Strategic Capital Fund, L.P., as agent, which was repaid and terminated in full on June 16, 2023. See Note 11 - Debt for additional information.
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
As discussed above, we successfully negotiated amendments to existing debt instruments (including to the financial covenants contained therein) and / or entered into new agreements with our lenders. These actions removed the substantial doubt about our ability to continue as a going concern that previously existed and had been disclosed in prior periods. In addition, as of June 30, 2023, we are in compliance with our debt covenants. Based on the Company’s forecast and the amendments/new agreements entered in June 2023, we believe that our current working capital including cash on hand, our capital expenditure financing and the remaining borrowing availability under our various debt agreements is sufficient to fund our operations, maintain compliance with our debt covenants (as amended), and satisfy the Company’s obligations as they come due within one year after the date of issuance of these unaudited condensed consolidated financial statements. Our ability to maintain compliance with the financial covenants contained in the various debt agreements is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. While our lenders agreed to amend the financial covenants contained therein and, in the case of the ABL Credit Agreement, to extend the maturity, there can be no assurance that our lenders will provide additional waivers or amendments in the event of future non-compliance with our debt covenants, or other possible events of default that could happen.
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
Significant Accounting Policies. Our significant accounting policies are disclosed in Note 1 - Summary of Significant Accounting Policies and Practices in our Annual Report on Form 10-K for the year ended December 31, 2022. On an ongoing basis, we evaluate the estimates and assumptions, including among other things, those related to long-lived assets. Since the date of our Annual Report on Form 10-K for the year ended December 31, 2022, there have been no material changes to our significant accounting policies.
Discontinued operations. On November 1, 2022, we completed the sale of Quest Integrity (the “Quest Integrity Transaction”). The criteria for reporting Quest Integrity as a discontinued operation were met during the third quarter of 2022 pursuant to that certain Equity Purchase Agreement by and between us and Baker Hughes Holdings LLC, dated as of August 14, 2022 (the “Sale Agreement”), and, as such, the prior year amounts presented in this Quarterly Report on Form 10-Q have been recast to present Quest Integrity as a discontinued operation. Unless otherwise specified, the financial information and discussion in this Quarterly Report on Form 10-Q are based on our continuing operations (IHT and MS segments) and exclude any results of our discontinued operations (Quest Integrity). Refer to Note 2 - Discontinued Operations for additional details.

2. DISCONTINUED OPERATIONS
On November 1, 2022, we completed the Quest Integrity Transaction with Baker Hughes for an aggregate purchase price of approximately $279.0 million, in accordance with the Sale Agreement. We used approximately $238.0 million of the net proceeds from the sale of Quest Integrity to pay down $225.0 million of our term loan debt, and to pay certain fees associated with that repayment and related accrued interest, with the remainder reserved for general corporate purposes, thereby reducing our future debt service obligations and leverage, and improving our liquidity. During the fourth quarter of 2022, we recorded total gain of $203.4 million, net of tax and working capital adjustments, on the sale of Quest Integrity. We settled the working capital adjustment in the second quarter of 2023. Quest Integrity previously represented a reportable segment. Following the completion of the Quest Integrity Transaction, we now operate in two segments, IHT and MS. Refer to Note 1 – Description of Business and Basis of Presentation for additional details regarding our IHT and MS operating segments.
Our condensed consolidated statements of operations for the three and six months ended June 30, 2022 report discontinued operations separate from continuing operations. Our condensed consolidated statements of comprehensive loss and statements of shareholders’ equity for the three and six months ended June 30, 2022 as well as statements of cash flows for the six months ended June 30, 2022 combine continuing and discontinued operations. A summary of financial information related to our discontinued operations is presented in the tables below.

The following table represents the reconciliation of the major line items consisting of pretax income from discontinued operations to the after-tax income from discontinued operations (in thousands):

	Three Months Ended June 30, 2022 (unaudited)	Six Months Ended June 30, 2022 (unaudited)
Major classes of line items constituting income (loss) from discontinued operations
Revenues	$29,723	$59,263
Operating expenses	(11,886)	(27,456)
Selling, general and administrative expenses	(9,823)	(17,589)
Interest expense, net	(4)	(30)
Other expense	(1,783)	(2,260)
Income from discontinued operations before income taxes	6,227	11,928
Benefit from income taxes	423	593
Net income from discontinued operations	$6,650	$12,521

The following table presents the depreciation and amortization and capital expenditures of Quest Integrity (in thousands):

Six Months Ended June 30, 2022
(unaudited)
Cash flows provided by operating activities of discontinued operations:
Depreciation and amortization	$1,146

Cash flows provided by investing activities of discontinued operations:
Capital expenditures	$2,585

3. REVENUE
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):
Geographic area:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$113,013	$3,727	$116,740	$111,541	$2,583	$114,124
MS	82,626	40,126	122,752	77,683	29,733	107,416
Total	$195,639	$43,853	$239,492	$189,224	$32,316	$221,540

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$211,544	$7,025	$218,569	$204,919	$4,802	$209,721
MS	154,657	68,543	223,200	141,614	59,243	200,857
Total	$366,201	$75,568	$441,769	$346,533	$64,045	$410,578

Revenue by Operating segment and service type (in thousands):

	Three Months Ended June 30, 2023
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$94,305	$219	$15,717	$6,499	$116,740
MS	—	122,022	211	519	122,752
Total	$94,305	$122,241	$15,928	$7,018	$239,492

	Three Months Ended June 30, 2022
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$91,701	$115	$15,787	$6,521	$114,124
MS	—	106,731	56	629	107,416
Total	$91,701	$106,846	$15,843	$7,150	$221,540

	Six Months Ended June 30, 2023
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$175,911	$222	$29,445	$12,991	$218,569
MS	—	221,860	489	851	223,200
Total	$175,911	$222,082	$29,934	$13,842	$441,769

	Six Months Ended June 30, 2022
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$168,152	$139	$29,626	$11,804	$209,721
MS	—	198,501	113	2,243	200,857
Total	$168,152	$198,640	$29,739	$14,047	$410,578
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

Contract costs. We recognize the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs to generate or enhance resources that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered. Costs to fulfill a contract recognized as assets primarily consist of labor and material costs and generally relate to engineering and set-up costs incurred prior to when the satisfaction of performance obligations begins. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the condensed consolidated balance sheets and were not material as of June 30, 2023 and December 31, 2022. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As permitted by ASC 606, Revenue from Contracts with Customers, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient, which permits us to recognize revenue in the amount to which we have a right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. As most of our contracts with customers are short-term in nature and billed on a time and material basis, there were no material amounts of remaining performance obligations as of June 30, 2023 and December 31, 2022.

4. RECEIVABLES
A summary of accounts receivable as of June 30, 2023 and December 31, 2022 is as follows (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Trade accounts receivable	$159,330	$160,572
Unbilled receivables	42,848	31,379
Allowance for credit losses	(5,145)	(5,262)
Total	$197,033	$186,689
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
The following table shows a rollforward of the allowance for credit losses (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Balance at beginning of period	$5,262	$7,843
Provision for expected credit losses	783	1,059
Recoveries collected	(498)	(1,114)
Write-offs	(369)	(2,479)
Foreign exchange effects	(33)	(47)
Balance at end of period	$5,145	$5,262

5. INVENTORY
A summary of inventory as of June 30, 2023 and December 31, 2022 is as follows (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Raw materials	$9,829	$8,978
Work in progress	2,749	2,945
Finished goods	25,283	24,408
Total	$37,861	$36,331

6. PREPAID AND OTHER CURRENT ASSETS
A summary of prepaid and other current assets as of June 30, 2023 and December 31, 2022 is as follows (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Insurance receivable	$39,000	$39,000
Prepaid expenses	15,021	15,238
Other current assets	6,582	11,441
Total	$60,603	$65,679
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

7. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of June 30, 2023 and December 31, 2022 is as follows (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Land	$4,006	$4,006
Buildings and leasehold improvements	62,229	50,833
Machinery and equipment	285,403	277,852
Furniture and fixtures	10,794	10,558
Capitalized ERP system development costs	45,903	45,917
Computers and computer software	19,797	19,457
Automobiles	3,369	3,536
Construction in progress	2,161	19,196
Total	433,662	431,355
Accumulated depreciation	(301,706)	(293,256)
Property, plant and equipment, net	$131,956	$138,099

Included in the table above are assets under finance leases of $8.2 million and $7.4 million, and related accumulated amortization of $2.6 million and $2.3 million as of June 30, 2023 and December 31, 2022, respectively. Depreciation expense for the three months ended June 30, 2023 and 2022 was $5.5 million and $5.7 million, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $11.1 million and $11.8 million, respectively.

8. INTANGIBLE ASSETS
A summary of intangible assets as of June 30, 2023 and December 31, 2022 is as follows (in thousands):

	June 30, 2023
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$165,282	$(97,507)	$67,775
Trade names	20,571	(19,957)	614
Technology	2,714	(2,100)	614
Licenses	843	(843)	—
Intangible assets	$189,410	$(120,407)	$69,003

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$165,231	$(91,296)	$73,935
Trade names	20,563	(19,830)	733
Technology	2,707	(1,978)	729
Licenses	840	(830)	10
Intangible assets	$189,341	$(113,934)	$75,407

Amortization expense of intangible assets for the three months ended June 30, 2023 and 2022 was $3.2 million and $3.2 million, respectively. Amortization expense of intangible assets for the six months ended June 30, 2023 and 2022 was $6.4 million and $6.4 million, respectively.
The weighted-average amortization period for intangible assets subject to amortization was 13.7 years as of June 30, 2023 and December 31, 2022.

9. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of June 30, 2023 and December 31, 2022 is as follows (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Legal and professional accruals	$44,637	$46,665
Payroll and other compensation expenses	38,615	48,507
Insurance accruals	6,659	7,483
Property, sales and other non-income related taxes	4,673	7,348
Accrued interest	2,740	3,963
Volume discount	2,282	2,050
Other accruals	2,326	3,251
Total	$101,932	$119,267
Legal and professional accruals include accruals for legal and professional fees as well as accrued legal claims, refer to Note 14 - Commitments and Contingencies. Certain legal claims are covered by insurance and the related insurance receivable for these claims is recorded in prepaid expenses and other current assets, refer to Note 6 - Prepaid and Other Current Assets. Payroll and other compensation expenses include all payroll related accruals including, among others, accrued vacation, severance, and bonuses. Insurance accruals primarily relate to accrued medical and workers compensation costs. Property, sales and other non-income related taxes includes accruals for items such as sales and use tax, property tax and other related tax accruals. Accrued interest relates to the interest accrued on our long-term debt. Other accruals include various business accruals.

10. INCOME TAXES
We recorded an income tax provision of $2.1 million and $2.9 million for the three and six months ended June 30, 2023 compared to a provision of $2.2 million and $2.7 million for the three and six months ended June 30, 2022. The effective tax rate, inclusive of discrete items, was a provision of 15.3% for the three months ended June 30, 2023, compared to a provision of 8.5% for the three months ended June 30, 2022. For the six months ended June 30, 2023, our effective tax rate, inclusive of discrete items, was a provision of 7.7%, compared to a provision of 4.2% for the six months ended June 30, 2022. The effective tax rate differed from the statutory tax rate due to changes in the valuation allowance in certain jurisdictions.

11. DEBT
As of June 30, 2023 and December 31, 2022, our total long-term debt and finance lease obligations are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
2022 ABL Credit Facility	$115,915	$99,916
APSC Term Loan[1]	—	31,562
Uptiered Loan[1]	122,416	107,905
ME/RE Loans[1]	25,489	—
Total	263,820	239,383
Convertible Debt[2]	41,161	40,650
Finance lease obligations	5,900	5,902
Total long-term debt and finance lease obligations	310,881	285,935
Current portion of long-term debt and finance lease obligations	(4,547)	(280,993)
Total long-term debt and finance lease obligations, less current portion	$306,334	$4,942
_________________
1    Net carrying balances of the loans are presented below (in thousands):

	June 30, 2023			December 31, 2022
		(unaudited)
	Principal balance	Debt issuance cost and discount, net of accumulated amortization	Net carrying balance	Principal balance	Debt issuance cost and discount, net of accumulated amortization	Net carrying balance
APSC Term Loan	$—	$—	$—	$35,510	$(3,948)	$31,562
Uptiered Loan	123,129	(713)	122,416	115,443	(7,538)	107,905
ME/RE Loans	$27,398	$(1,909)	$25,489	$—	$—	$—
2        Comprised of principal amount outstanding, less unamortized discount and issuance costs. See Convertible Debt section below for additional information.
2022 ABL Credit Facility
On February 11, 2022, we entered into a new credit agreement, with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent, (“Eclipse”) (such agreement, as amended by Amendment No. 1 dated as of May 6, 2022, Amendment No. 2 dated as of November 1, 2022 and Amendment No.3 (described below) dated June 16, 2023, the “2022 ABL Credit Agreement”). Available funding commitments to us under the 2022 ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of Eclipse (the “Revolving Credit Loans”), with a $35.0 million sublimit for swingline borrowings and a $26.0 million sublimit for issuances of letters of credit, and an incremental delayed draw term loan of up to $35.0 million (the “Delayed Draw Term Loan”) provided by Corre Partners Management, LLC and certain of its affiliates (“Corre”) (collectively, the “2022 ABL Credit Facility”). The 2022 ABL Credit Facility was originally scheduled to mature in February 2025 but is now extended to August 2025 by Amendment No.3 as described below.

Our obligations under the 2022 ABL Credit Agreement are guaranteed by certain of our direct and certain indirect subsidiaries referenced below as the “ABL Guarantors” and, together with the Company, the “ABL Loan Parties.” Our obligations under the 2022 ABL Credit Facility are secured on a first priority basis by, among other things, accounts receivable, deposit accounts, securities accounts and inventory of the ABL Loan Parties and are secured on a second priority basis by substantially all of the other assets of the ABL Loan Parties. Availability under the revolving credit line is based on a percentage of the value of qualifying accounts receivable and inventory, reduced by certain reserves.
After the execution of Amendment No.3, described below, Revolving Credit Loans under the 2022 ABL Credit Facility bear interest through maturity at a variable rate based upon an Adjusted Term Secured Overnight Financing Rate (SOFR) (or a base rate if the SOFR Rate is unavailable for any reason), plus an applicable margin (“SOFR Loan” and “Base Rate Loan,” respectively). Prior to Amendment No.3, as described below, the rate utilized was LIBOR. The “base rate” is a fluctuating interest rate equal to the greatest of (1) 2.00%, (2) the federal funds rate plus 0.50%, (3) Term SOFR for a one-month tenor in effect on such day plus 1.00%, and (4) Wells Fargo Bank, National Association’s prime rate. The “applicable margin” is defined as a rate of 3.15%, 3.40% or 3.65% for Base Rate Loans with a 2.00% base rate floor and a rate of 4.15%, 4.40% or 4.65% for SOFR Loans with a 1.00% SOFR floor, in each case depending on the amount of EBITDA as of the most recent measurement period as reported in a monthly compliance certificate. The Delayed Draw Term Loan bears interest through maturity at a rate of the Adjusted Term SOFR Rate plus 10.0%, provided that, in the event that Adjusted Term SOFR is unavailable for any reason, then such rate shall be a rate per annum equal to the sum of the Base Rate, plus 9.00% per annum. The fee for undrawn revolving amounts is 0.50% and the fee for undrawn Delayed Draw Term Loan amounts is 3.00%. Interest under the 2022 ABL Credit Facility is payable monthly. The Company will also be required to pay customary letter of credit fees, as necessary. The Company may make voluntary prepayments of the loans under the 2022 ABL Credit Facility from time to time, subject, in the case of the Delayed Draw Term Loan, to certain conditions. Mandatory prepayments are also required in certain circumstances, including with respect to the Delayed Draw Term Loan, if the ratio of aggregate value of the collateral under the 2022 ABL Credit Facility to the sum of the Delayed Draw Term Loan plus revolving facility usage outstanding is less than 130%.
Amounts repaid under the Revolving Credit Loans may be re-borrowed, subject to compliance with the borrowing base and the other conditions set forth in the 2022 ABL Credit Agreement. Amounts repaid under the Delayed Draw Term Loan cannot be re-borrowed. Certain permanent repayments of the 2022 ABL Credit Facility loans are subject to the payment of a premium of 1.00% from the ABL Amendment No.3 Effective Date (defined below) until August 11, 2024, and 0.50% after August 11, 2024 until August 11, 2025. The 2022 ABL Credit Agreement contains customary conditions to borrowings and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of certain debt. The 2022 ABL Credit Agreement following the execution of Amendment No.3, as described below, also requires that we will not exceed $15.0 million in unfinanced capital expenditures in any CapEx Test Period (as defined therein); provided the Company shall be permitted to make up to $25.0 million in unfinanced capital expenditures in any CapEx Test Period (as defined therein) if we maintain a net leverage ratio of less than or equal to 2.00 to 1.00 on a pro forma basis immediately after giving effect to each such unfinanced capital expenditures in excess of the $15.0 million maximum annual capital expenditure limit. In addition, the 2022 ABL Credit Agreement includes customary events of default, the occurrence of which may require that we pay an additional 2.00% interest on the outstanding loans under the 2022 ABL Credit Facility and that the debt becomes payable immediately.
Amendment No.3
On June 16, 2023 (the “ABL Amendment No.3 Effective Date”), the Company entered into Amendment No. 3 (“ABL Amendment No. 3”) among the Company, as borrower, the lenders from time-to-time party thereto and Eclipse, as agent (the “ABL Agent”). The ABL Amendment No. 3 amended the 2022 ABL Credit Agreement to, among other things,
(i) provide the Company with a new $27.4 million term loan (the “ME/RE Loans”) secured by a first priority lien and mortgage on certain real estate and machinery and equipment of the Company and the ABL Guarantors (the “Specified RE/ME”) as described further below,
(ii) increase borrowing base availability under the revolving credit facility by an additional $2.5 million,
(iii) extend the maturity date for the entire facility under the 2022 ABL Credit Agreement to August 11, 2025,
(iv) amend the financial maintenance covenant with respect to the maximum unfinanced capital expenditures, and
(iv) amend provisions applicable to the $35.0 million delayed draw term loans under the 2022 ABL Credit Agreement to remove the ability of the Company to repay and re-borrow such loans, to remove the ability to pay any portion of the interest on such loans in PIK (as defined below) and add a mandatory prepayment with respect to such loan in relation to any sale of certain collateral principally supporting such loans.
The interest rate after the execution of Amendment No.3 as of June 30, 2023 was 9.92% for Revolving Credit Loans and 15.27% for the Delayed Draw Term Loan. The interest rate as of June 30, 2022 was 5.71% for Revolving Credit Loans and 11.06% for the Delayed Draw Term Loan. Cash interest paid on Revolving Credit Loans amounted to $3.0 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively. Cash interest paid on the Delayed Draw Term Loan amounted to $2.6 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively.
Direct and incremental costs associated with the issuance of the 2022 ABL Credit Facility excluding Amendment No.3 were approximately $8.4 million and were capitalized as deferred financing costs. These costs were fully amortized as of June 16, 2023 due to the Maturity Reserve Trigger Date provision that was previously applicable. We incurred additional $0.3 million of financing cost related to the existing ABL Credit Facility in connection with the ABL Amendment No. 3. These costs were capitalized and amortized on a straight-line basis over the new term of the 2022 ABL Credit Facility.
ME/RE Loans
As described above, on June 16, 2023, we entered into ABL Amendment No. 3 that, provided us with $27.4 million of new ME/RE Loans. Our obligations in respect of the ME/RE Loans are guaranteed by certain direct and indirect material subsidiaries of the Company (the “ABL Guarantors” and, together with the Company, the “ABL Loan Parties”). The ME/RE Loans under the 2022 ABL Credit Agreement are secured on a first priority basis by, among other things, the Specified RE/ME, accounts receivable, deposit accounts, securities accounts and inventory of the ABL Loan Parties (the “ABL Priority Collateral”) and on a second priority basis by substantially all of the other assets of the ABL Loan Parties, subject to the terms of the Intercreditor Agreement. The ME/RE Loans were drawn in full on June 16, 2023 and were used to pay off the amounts owed under the existing APSC Term Loan, discussed below.
The ME/RE Loans bear interest at an annual rate of the SOFR, plus a credit spread adjustment of 0.11% per annum and a margin of 5.75% per annum and is payable monthly. Amounts outstanding under the ME/RE Loans amortize each month in aggregate installments of $0.3 million, subject to certain adjustments. The Company may make voluntary prepayments of the ME/RE Loans from time to time, and mandatory prepayment is required in certain instances related to asset sales of the Specified RE/ME and with annual excess cash flow (as defined in the 2022 ABL Credit Agreement), subject to certain prepayment premiums (subject to certain exceptions), plus accrued and unpaid interest.
The effective interest rate of the ME/RE Loans as of June 30, 2023 was approximately 16.54% and consisted of the 11.02% stated interest rate and an additional 5.51% due to amortization of the related debt issuance cost. No interest was paid during the six months ended June 30, 2023.
Direct and incremental costs associated with the issuance of the ABL Amendment No. 3 were approximately $1.9 million and were deferred and presented as a direct deduction from the carrying amount of the related debt and are amortized on a straight-line basis over the term of the ME/RE Loans. Unamortized debt issuance cost amounted to $1.9 million as of June 30, 2023.
As of June 30, 2023, we had $80.9 million of Revolving Credit Loans outstanding and $35.0 million outstanding under the Delayed Draw Term Loan. There were $10.1 million outstanding in letters of credit secured by these instruments, which are off-balance sheet.
As of June 30, 2023, subject to the applicable sublimit and other terms and conditions, $21.8 million was available for loans or for issuance of new letters of credit.
APSC Term Loan
On December 18, 2020, we entered into that certain Term Loan Credit Agreement (as amended by Amendment No. 1, dated as of October 19, 2021, Amendment No. 2, dated as of October 29, 2021, Amendment No. 3, dated as of November 8, 2021, Amendment No. 4, dated as of December 2, 2021, Amendment No. 5, dated as of December 7, 2021 Amendment No. 6, dated as of February 11, 2022, Amendment No. 7, dated as of May 6, 2022, Amendment No. 8, dated as of November 1, 2022 and Amendment No. 9, dated as of November 4, 2022, the “Term Loan Credit Agreement”) with Atlantic Park Strategic Capital Fund, L.P., as agent (“APSC”), pursuant to which we borrowed $250.0 million (the “Term Loan”). The Term Loan had an original maturity date of December 18, 2026.
On June 16, 2023, we used the proceeds from the ME/RE Loans and borrowings under the 2022 ABL Credit Facility to repay the total outstanding Term Loan balance of $35.5 million plus the applicable prepayment premium of $1.4 million and related accrued interest, resulting in a loss on debt extinguishment of $1.6 million.
As of June 30, 2022, the effective interest amounted to 23.85% and consisted of a 9.00% variable interest rate paid in cash and an additional 14.85% due to the acceleration of the amortization of the related debt issuance costs. The unamortized balance of debt discounts, warrant discount and debt issuance cost amounted to $3.9 million at December 31, 2022. Cash interest paid amounted to $2.9 million and $5.5 million for the six months ended June 30, 2023 and 2022, respectively.
Subordinated Term Loan Credit Agreement / Amended and Restated Term Loan Credit Agreement
On November 9, 2021, we entered into a credit agreement (as amended by Amendment No. 1 dated as of November 30, 2021, Amendment No. 2 dated as of December 6, 2021, Amendment No. 3 dated as of December 7, 2021, Amendment No. 4 dated as of December 8, 2021, Amendment No. 5 dated as of February 11, 2022, Amendment No. 6 dated as of May 6, 2022, Amendment No. 7 dated as of June 28, 2022, Amendment No. 8 dated as of October 4, 2022, Amendment No. 9 dated as of November 1, 2022, Amendment No. 10 dated as of November 4, 2022, Amendment No. 11 dated as of November 21, 2022 and Amendment No. 12 dated as of March 29, 2023, the “Subordinated Term Loan Credit Agreement”) with Cantor Fitzgerald Securities, as agent, and the lenders party thereto providing for an unsecured approximately $123.1 million delayed draw subordinated term loan facility (the “Subordinated Term Loan”). Pursuant to the Subordinated Term Loan Credit Agreement, we borrowed $22.5 million on November 9, 2021, and an additional $27.5 million on December 8, 2021. On October 4, 2022, an additional approximately $57.0 million was added to the outstanding principal amount under the Subordinated Term Loan Credit Agreement in exchange for an equivalent amount of the Company’s Notes held by Corre (as defined below).
On June 16, 2023, the Company, entered into an amendment and restatement of that certain subordinated term loan credit agreement dated as of November 9, 2021 (as amended and restated, the “A&R Term Loan Credit Agreement”) among the Company, as borrower, the guarantors party thereto, the lenders from time to time party thereto and Cantor Fitzgerald Securities, as agent (the “A&R Term Loan Agent”). Additional funding commitments to the Company under the A&R Term Loan Credit Agreement, subject to certain conditions, included a $57.5 million senior secured first lien term loan (the “Incremental Term Loan”) provided by Corre Partners Management, LLC (“Corre” or the “Investor Representative”) and certain of its affiliates, consisting of a $37.5 million term loan tranche and a $20.0 million delayed draw term loan tranche. Amounts outstanding under the existing subordinated term loan credit agreement (the “Uptiered Loan”) have become senior secured obligations of the Company and the A&R Term Loan Guarantors (as defined below) and are secured on a pari passu basis with the Incremental Term Loan, on the terms described below. As of the closing date of the A&R Term Loan Credit Agreement (the “Closing Date”), the aggregate principal amount of the Uptiered Loan was $123.1 million. All outstanding amounts in respect of the Incremental Term Loan under the A&R Term Loan Credit Agreement mature and become due and payable on December 31, 2026. All outstanding amounts in respect of the Uptiered Loan under the A&R Term Loan Credit Agreement mature and become due and payable on December 31, 2027; provided that, if greater than $50.0 million (including amounts in respect of payments in kind) of the Uptiered Loan is outstanding on December 31, 2026, then all outstanding amounts in respect of the Uptiered Loan under the A&R Term Loan Credit Agreement become due and payable on December 31, 2026.
The Company’s obligations under the A&R Term Loan Credit Agreement are guaranteed by certain direct and indirect material subsidiaries of the Company (the “A&R Term Loan Guarantors” and, together with the Company, the “A&R Term Loan Parties”). The obligations of the A&R Term Loan Parties are secured on a second priority basis by the ABL Priority Collateral and on a first priority basis by substantially all of the other assets of the A&R Term Loan Parties, subject to the terms of an intercreditor agreement (the “Intercreditor Agreement”) between the A&R Term Loan Agent, the ABL Agent and the A&R Term Loan Parties, that sets forth the priorities in respect of the collateral and certain related agreements with respect thereto.
Incremental Term Loans borrowed under the A&R Term Loan Credit Agreement bear interest at an annual rate of 12.00%, payable in cash. The Uptiered Loan under the A&R Term Loan Credit Agreement bear interest at an annual rate of 12.00%, paid-in-kind (noncash) (“PIK”) from the Closing Date through December 31, 2023, and thereafter a split between cash and PIK, with the cash portion ranging from 2.50% per annum to 12.00% per annum, and the PIK portion ranging from 9.50% per annum to 0.00% per annum, depending on the Company’s Net Leverage Ratio (as defined in the A&R Term Loan Credit Agreement). Cash interest under the A&R Term Loan Credit Agreement is payable quarterly, and PIK interest is payable monthly. In addition, if certain minimum liquidity thresholds set forth in the A&R Term Loan Credit Agreement are not met for an applicable interest payment date, all interest in respect of the Uptiered Loan payable on such interest payment date will be PIK, irrespective of the Net Leverage Ratio at such time.
Amounts outstanding under the Incremental Term Loan amortize in quarterly installments of 0.75% of the original principal amount borrowed.
The Company may make voluntary prepayments of the loans under the A&R Term Loan Credit Agreement from time to time, and the Company is required in certain instances related to change of control, asset sales, equity issuances, non-permitted debt issuances and with annual excess cash flow (as defined in the A&R Term Loan Credit Agreement), to make mandatory prepayments of the loans under the A&R Term Loan Credit Agreement, subject to certain prepayment premiums as specified in the A&R Term Loan Credit Agreement (subject to certain exceptions), plus accrued and unpaid interest.

In addition, if certain conditions related to repayments in respect of the Incremental Term Loan are not met, certain additional quarterly fees (not to exceed 4 such fees) plus a 150 basis point increase to the applicable interest rate will be payable to the lenders under the A&R Term Loan Credit Agreement in cash or common stock of the Company, at the Company’s option.
The A&R Term Loan Credit Agreement contains certain conditions to borrowings, events of default and affirmative, negative and financial covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, make distributions or redeem or repurchase capital stock or make investments, engage in transactions with affiliates and make payments in respect of certain debt. The A&R Term Loan Credit Agreement also requires that the Company will not exceed $15.0 million in unfinanced capital expenditures in any four-fiscal quarter period, tested as of the end of the second and fourth fiscal quarters of each calendar year starting with the period ending December 31, 2023; provided that such amount shall increase to $25.0 million if the Company’s Total Leverage Ratio (as defined in the A&R Term Loan Credit Agreement) is less than or equal to 2.00 to 1.00 on a pro forma basis for such additional expenditure. In addition, the A&R Term Loan Credit Agreement requires that the Company not exceed a maximum Net Leverage Ratio, tested as of the end of each fiscal quarter, beginning at 9.25 to 1.00 for the fiscal quarter ending June 30, 2023 and stepping down each quarter to a ratio of 4.75 to 1.00 for the fiscal quarters ending March 31, 2026 and thereafter. Further, the A&R Term Loan Credit Agreement includes certain customary events of default, the occurrence of which may require that we pay an additional 2.00% interest on the outstanding loans and other obligations under the A&R Term Loan Credit Agreement and the debt becomes payable immediately.
As of June 30, 2023, following the execution of the A&R Term Loan Credit Agreement, the effective interest rate on the Uptiered Term Loan amounted to 12.86%. At June 30, 2022, the effective interest rate of 46.79% consisted of the 12.00% stated interest and an additional 34.79% due to the accelerated amortization of the related debt issuance costs due to the Trigger Date provision. The unamortized debt issuance cost amounted to $0.7 million and $7.5 million as of June 30, 2023 and December 31, 2022, respectively. PIK interest added to principal amounted to $7.7 million and $3.0 million for the six months ended June 30, 2023 and 2022, respectively.
On July 31, 2023, $42.5 million, made up of $37.5 million of the term loan tranche and $5.0 million of the delayed draw term loan tranche, of the $57.5 million Incremental Term Loan under the A&R Term Loan Credit Agreement was drawn down and the proceeds thereof were used to repay the Notes that matured on August 1, 2023. The remaining availability of the delayed draw term loan tranche of $15.0 million will be used, subject to certain maximum liquidity conditions, for working capital purposes.
Warrants
As of June 30, 2023 and December 31, 2022, we had the following warrants outstanding:

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

Convertible Notes
Description of the Notes
On July 31, 2017, we issued $230.0 million principal amount of senior unsecured 5.00% Convertible Senior Notes (the “Notes”) due 2023 in a private offering to qualified institutional buyers (as defined in the Securities Act of 1933) pursuant to Rule 144A under the Securities Act (the “Offering”). Net proceeds received from the Offering were approximately $222.3 million after deducting discounts, commissions and expenses and were used to repay outstanding borrowings under a previous credit facility.
The Notes bore interest at a rate of 5.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2018. After a series of Note repurchases by the Company since issuance and the exchange by Corre in October 2022 of Notes totaling approximately $57.0 million for an equivalent amount of principal added to borrowings under the Subordinated Term Loan Credit Agreement, there was approximately $41.2 million of Notes outstanding at June 30, 2023.
As noted above, on July 31, 2023, $42.5 million of the $57.5 million Incremental Term Loan was drawn down and the proceeds thereof were used to repay the principal and accrued interest of the outstanding Notes that matured on August 1, 2023.
Accounting Treatment of the Notes
As of June 30, 2023 and December 31, 2022, the Notes were recorded in our condensed consolidated balance sheet as follows (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Liability component:
Principal	$41,161	$41,162
Unamortized issuance costs	—	(377)
Unamortized discount	—	(135)
Net carrying amount of the liability component[1]	$41,161	$40,650

Equity component:
Carrying amount of the equity component, net of issuance costs[2]	$37,276	$37,276
_________________
1        Included in the “Long-term debt and finance lease obligation” line for June 30, 2023 and “Current portion of long-term debt and finance lease obligations” line for December 31, 2022 of the condensed consolidated balance sheets.
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
Fair Value of Debt
The fair value of our 2022 ABL Credit Facility, Uptiered Loans and ME/RE Loans are representative of the carrying value based upon the variable interest rate terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt. The fair value of the Notes as of June 30, 2023 and December 31, 2022 was $41.0 million and $37.5 million, respectively, (inclusive of the fair value of the conversion option) and are a “Level 2” measurement, determined based on the observed trading price of these instruments.
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
According to the provisions of ASC 470 – Debt, the arrangement is a Substitute Insurance Reimbursement Facility limited to the amounts drawn under the letters of credit. Therefore, until there is a draw on the Substitute Insurance Reimbursement Facility, the letters of credit are treated as an off-balance sheet credit arrangement. The fees in the amount of $2.9 million paid by us are deferred and amortized to interest expense over the term of the arrangement. As of June 30, 2023, all fees were fully amortized.
Liquidity
As of June 30, 2023, we had $25.0 million of unrestricted cash and cash equivalents and $5.4 million of restricted cash. International cash balances as of June 30, 2023 were $10.4 million, and approximately $0.6 million of such cash is located in countries where currency restrictions exist. As of June 30, 2023, excluding availability dedicated to repayment of Notes as part of the A&R Term Loan Credit Agreement as described above, we had approximately $36.8 million of available borrowing capacity under our various credit agreements, consisting of $21.8 million available under the Revolving Credit Loans and $15.0 million available under the Incremental Term Loan under the A&R Term Loan Credit Agreement. We have $33.7 million in letters of credit and $2.2 million in surety bonds outstanding and $0.7 million in miscellaneous cash deposits securing leases or other required obligations. Our cash and cash equivalents as of December 31, 2022 totaled $58.1 million including $1.4 million of cash located in countries where currency restrictions existed.

12. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). Net periodic pension credit includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest cost	$689	$390	$1,376	$813
Expected return on plan assets	(927)	(582)	(1,852)	(1,211)
Amortization of prior service cost	7	8	15	16
Unrecognized Net Actuarial Loss	71	—	142	—
Net periodic pension credit	$(160)	$(184)	$(319)	$(382)

Net pension credit is included in “Other income, net” on our condensed consolidated statement of operations. The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 6.4% overall, 9.5% for equities and 5.3% for debt securities. We expect to contribute $3.7 million to the U.K. Plan for 2023, of which $1.9 million has been contributed through June 30, 2023.

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
As of June 30, 2023 there were 4,368,422 shares of our common stock outstanding and 12,000,000 shares authorized at $0.30 par value per share.
As of June 30, 2023 we had 500,000 authorized shares of preferred stock, none of which had been issued.
Accumulated Other Comprehensive Income (loss)

A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(28,859)	$(10,474)	$336	$(38,997)	$(23,286)	$(3,277)	$(169)	$(26,732)
Other comprehensive income (loss)	2,055	—	(46)	2,009	(5,117)	—	—	(5,117)
Balance, end of period	$(26,804)	$(10,474)	$290	$(36,988)	$(28,403)	$(3,277)	$(169)	$(31,849)

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
Notice of Potential Environmental Violation - On April 20, 2021, Team Industrial Services, Inc. received Notices of Potential Violation from the U.S. Environmental Protection Agency (“EPA”) alleging noncompliance with various waste determination, reporting, training, and planning obligations under the Resource Conservation and Recovery Act at seven of our facilities located in Texas and Louisiana. The allegations largely related to spent film developing solutions generated through our mobile radiographic inspection services and related to the characterization and quantities of those wastes and related notices, reporting, training, and planning.
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
We believe that the likelihood that the amount of the judgment will be affirmed is not probable. We currently estimate a range of possible outcomes between $13.0 million and approximately $51.0 million, and as of June 30, 2023 we have recorded a receivable from our third-party insurance providers in other current assets with a corresponding liability of the same amount in other accrued liabilities at an amount we believe is the most likely estimate for a probable loss on this matter. Such amounts are treated as non-cash operating activities. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3.0 million self-insured retention and deductible. All retentions and deductibles have been met, accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
Accordingly, for all matters discussed above, we have accrued in the aggregate approximately $41.2 million as of June 30, 2023, of which approximately $2.2 million is not covered by our various insurance policies.
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
Segment data for our two operating segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$116,740	$114,124	$218,569	$209,721
MS	122,752	107,416	223,200	200,857
Total Revenues	$239,492	$221,540	$441,769	$410,578

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income (loss):
IHT	$6,548	$5,514	$11,271	$5,648
MS	12,720	6,984	15,913	7,497
Corporate and shared support services	(14,672)	(23,292)	(30,334)	(46,346)
Total Operating income (loss)	$4,596	$(10,794)	$(3,150)	$(33,201)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$1,595	$3,326	$3,022	$8,097
MS	674	1,621	1,275	2,434
Corporate and shared support services	—	19	—	57
Total Capital expenditures	$2,269	$4,966	$4,297	$10,588
____________
1    Excludes finance leases. Totals may vary from amounts presented in the condensed consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$3,188	$3,096	$6,242	$6,350
MS	4,704	4,634	9,457	9,518
Corporate and shared support services	1,647	1,279	3,386	2,595
Total Depreciation and amortization	$9,539	$9,009	$19,085	$18,463

Separate measures of our assets by operating segment are not produced or utilized by management to evaluate segment performance. A geographic breakdown of our revenues for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenues[1]
United States	$165,311	$156,447	$317,805	$294,387
Canada	30,328	32,778	48,396	52,145
Europe	21,731	16,285	38,062	30,459
Other foreign countries	22,122	16,030	37,506	33,587
Total	$239,492	$221,540	$441,769	$410,578
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

17. SUBSEQUENT EVENTS
As of August 10, 2023, the filing date of this Quarterly Report on Form 10-Q, management evaluated the existence of events occurring subsequent to the quarter ended June 30, 2023, and determined that there were no events or transactions that would have a material impact on the Company’s results of operations or financial position except as described in Note 11 - Debt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of its consolidated subsidiaries or to all of them taken as a whole.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (“our Annual Report on Form 10-K”) and other documents previously filed with the Securities and Exchange Commission. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those described in more detail under the heading “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. See also “Cautionary Statement Regarding Forward-Looking Statements” below.

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
•our ability to generate sufficient cash from operations, access our 2022 ABL Credit Facility, or maintain our compliance with our 2022 ABL Credit Agreement and A&R Term Loan Credit Agreement covenants;
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
•we may not be able to continue to meet the New York Stock Exchange’s (“NYSE”) continued listing requirements and rules, and the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our shareholders’ ability to sell our common stock;
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
•if we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business; and
•acts of terrorism, war or political or civil unrest in the U.S. or elsewhere, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions.
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
IHT provides conventional and advanced non-destructive testing services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. IHT also provides advanced digital imaging including remote digital video imaging.
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
Market Conditions Update. The lingering impact of widespread public health crises, epidemics and pandemics had less effect on our workforce and operations during the first and second quarters of 2023, as well as the operations of our clients, suppliers and contractors. However, the global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including increases in inflation rates, rising interest rates, disruption to global supply chains, declines in economic growth, volatility in foreign currency exchange rates, and uncertainty about economic stability. The severity and duration of the impact of these conditions on our business cannot be predicted. See Item 1A of our Annual Report on Form 10-K “Risk Factors” for additional information.
Recent Refinancing Transaction. On June 16, 2023, we entered into the A&R Term Loan Credit Agreement and ABL Amendment No. 3. Refer to Note 1 - Description of Business and Basis of Presentation and Note 11 - Debt to the unaudited condensed consolidated financial statements for additional details.
Listing Notice from NYSE. During 2022, the Company’s share price and total market capitalization and Shareholders equity had fallen below NYSE listing standard thresholds and therefore the Company received notices of non-compliance from the NYSE. On May 25, 2023, we were notified by the NYSE that we had regained compliance with the NYSE’s quantitative continued listing standards.
Although we have regained compliance with the NYSE’s quantitative continued listing within the cure period, there is no assurance that we will remain in compliance with such requirement or other NYSE continued listing standards in the future.

Results of Operations
The following is a comparison of our results of operations for the three and six months ended June 30, 2023 to the three and six months ended June 30, 2022.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table sets forth the components of revenue and operating loss from our operations for the three month period ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$116,740	$114,124	$2,616	2.3%
MS	122,752	107,416	15,336	14.3%
Total revenues	$239,492	$221,540	$17,952	8.1%
Operating income (loss):
IHT	$6,548	$5,514	$1,034	18.8%
MS	12,720	6,984	5,736	82.1%
Corporate and shared support services	(14,672)	(23,292)	8,620	37.0%
Total operating income (loss)	$4,596	$(10,794)	$15,390	142.6%

Interest expense, net	$(16,691)	$(18,476)	$1,785	9.7%
Loss on debt extinguishment	(1,582)	—	(1,582)	NM
Other income, net	13	3,259	(3,246)	(99.6)%
Loss before income taxes	$(13,664)	$(26,011)	$12,347	47.5%
Provision for income taxes	(2,089)	(2,191)	102	4.7%
Net loss from continuing operations	$(15,753)	$(28,202)	$12,449	44.1%
NM = Not meaningful

Revenues. Total revenues increased $18.0 million or 8.1% from the prior year quarter and were negatively impacted by $1.8 million from adverse foreign exchange movement. IHT revenues increased by $2.6 million or 2.3% and benefited from a $4.6 million or 5% increase in IHT U.S. revenue due to higher callout and turnaround activity, and a $1.1 million increase in IHT international revenue, partially offset by a $3.1 million decrease in Canada revenue due to lower turnaround activity. MS revenue increased by $15.3 million or 14.3%, attributable to a $4.8 million or 8.9% increase in U.S. revenue due to higher callout activity in leak repair, turnaround activity, hot tapping services, and a $10.0 million revenue increase in international regions and Canada.
Operating income (loss). Overall operating income was $4.6 million in the current year quarter, a $15.4 million improvement compared to an operating loss of $10.8 million in the prior year quarter. IHT operating income increased by $1.0 million or 18.8% due to higher activity and higher margins in all regions, partially offset by higher labor related costs in U.S. operations. MS operating income increased by $5.7 million or 82.1% as compared to the prior year quarter, driven by higher revenue and margins from the Company’s U.S., Canada and international operations. Operating income from U.S. and international operations increased by $3.4 million and $2.8 million, respectively, and Canada increased by $0.9 million, partially offset by a decrease in operating income from our domestic valve business. Corporate operating loss decreased by $8.6 million due to lower professional fees and lower severance cost in the current quarter compared to the prior year quarter and lower overall costs due to the Company’s ongoing cost reduction efforts. In spite of our cost reduction efforts, we continue to experience cost inflation in several areas across all segments, such as raw materials, transportation, and labor costs.

For the three months ended June 30, 2023 and 2022, operating loss includes net expenses totaling $3.1 million and $6.9 million, respectively, that we do not believe are indicative of our core operating activities, as detailed in the table below (in thousands):

	Three Months Ended June 30,
	2023	2022

Operating income (loss)	$4,596	$(10,794)
Professional fees and other	2,647	4,693
Legal costs	200	1,200
Severance charges, net	217	1,008
Total non-core expenses	3,064	6,901
Operating income (loss), excluding non-core expenses	$7,660	$(3,893)
Excluding the impact of these identified non-core items in both periods, operating income increased by $11.6 million from a loss of $3.9 million to income of $7.7 million. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense decreased by $1.8 million compared to the prior year quarter. The decrease was primarily attributable to lower outstanding debt during the second quarter of 2023 due to the $225.0 million pay down of our term debt in November 2022. These effects were partially offset by the increase in PIK interest on the subordinated term loan, a year over year increase in cash interest rates and the acceleration of the amortization of debt related deferred costs until June 16, 2023 to reflect the revised Trigger Date impact on the maturity date.
Cash interest paid during the quarter ended June 30, 2023 and 2022 was $4.7 million and $3.3 million, respectively.
Loss on Debt Extinguishment. On June 16, 2023, we used the proceeds from the ME/RE Loans and borrowings under the 2022 ABL Credit Facility to repay the total outstanding Term Loan balance of $35.5 million plus the applicable prepayment premium of $1.4 million and related accrued interest, resulting in a loss on debt extinguishment of $1.6 million.
Other income (expense), net. Other income (expense), net decreased by $3.2 million primarily due to foreign currency fluctuations and lower gains on asset disposals in the second quarter of 2023 as compared to the 2022 period, and insurance proceeds received from a natural disaster claim in the 2022 period.
Taxes. The provision for income tax was $2.1 million on the pre-tax loss from continuing operations of $13.7 million in the current year quarter, compared to a $2.2 million income tax provision on a pre-tax loss of $26.0 million in the prior year quarter. The effective tax rate, inclusive of discrete items, was a provision of 15.3% for the three months ended June 30, 2023, compared to a provision of 8.5% for the three months ended June 30, 2022. The effective tax rate change from the prior year quarter compared to the current year quarter is due to changes in the valuation allowance.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following is a comparison of our results of operations for the six months ended June 30, 2023 to the six months ended June 30, 2022.
The components of revenue and operating income (loss) from our continuing operations consisted of the following (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$218,569	$209,721	$8,848	4.2%
MS	223,200	200,857	22,343	11.1%
Total revenues	$441,769	$410,578	$31,191	7.6%
Operating income (loss):
IHT	$11,271	$5,648	$5,623	99.6%
MS	15,913	7,497	8,416	112.3%
Corporate and shared support services	(30,334)	(46,346)	16,012	34.5%
Total operating loss	$(3,150)	$(33,201)	$30,051	90.5%

Interest expense, net	$(33,432)	$(37,055)	$3,623	9.8%
Loss on debt extinguishment	(1,582)	—	(1,582)	NM
Other income (expense), net	648	6,438	(5,790)	(89.9)%
Loss before income taxes	$(37,516)	$(63,818)	$26,302	41.2%
Provision for income taxes	(2,948)	(2,717)	(231)	(8.5)%
Net loss from continuing operations	$(40,464)	$(66,535)	$26,071	39.2%
NM = Not meaningful

Revenues. Total revenues increased $31.2 million or 7.6% from the prior year period, with both segments seeing increases compared to prior year period. IHT revenues increased by $8.8 million or 4.2% and MS revenue increased by $22.3 million or 11.1%. Revenues were negatively impacted by adverse foreign exchange movements of $4.9 million during the six month period ended June 30, 2023. IHT segment year to date revenue increased 4.2%, compared to the prior year period, which was primarily driven by an increase of $13.2 million in U.S. revenue due to higher callout and turnaround activity and an increase of $2.2 million increase in international revenue, partially offset by lower activity in Canada revenue. MS segment revenue increased 11.1% compared to the prior year period, due to a $8.8 million increase in the U.S. market, primarily attributable to higher activity in callout, hot taping and leak repair services, a $9.3 million increase in international operations primarily attributable to higher turnaround activity, leak repair services and product sales, and a $3.5 million increase in Canada.

Operating income (loss). Overall operating loss was $3.2 million in the current year, a $30.1 million or 90.5% improvement as compared to an operating loss of $33.2 million in the prior year. IHT operating income increased by $5.6 million or 99.6% driven by higher activity and improved margins in the U.S. and cost reductions in Canada. MS operating income increased by $8.4 million as compared to the prior year period. Operating income from the U.S., international and Canada operations increased by $4.2 million, $2.1 million and $2.1 million, respectively, driven by higher activity and improved margins. Corporate operating loss decreased by $16.0 million due to lower professional fees and lower severance cost in the current year period as compared to the prior year period and lower overall costs due to the Company’s ongoing cost reduction efforts. In spite of our cost reduction efforts, we continue to experience cost inflation in several areas across all segments, such as raw materials, transportation, and labor costs.

For the six months ended June 30, 2023 and 2022, operating loss includes net expenses totaling $5.1 million and $14.1 million, respectively, that we do not believe are indicative of our core operating activities, as detailed in the table below (in thousands):

	Six Months Ended June 30,
	2023	2022

Operating loss	$(3,150)	$(33,201)
Professional fees and other	4,368	10,037
Legal costs	200	1,728
Severance charges, net	522	2,358
Total non-core expenses	5,090	14,123
Operating income (loss), excluding non-core expenses	$1,940	$(19,078)
Excluding the impact of these identified non-core items in both periods, operating loss decreased by $21.0 million from a loss of $19.1 million to income of $1.9 million. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense, net decreased $3.6 million from the prior year period. The decrease was primarily attributable to lower outstanding debt during the 2023 period, due to the $225.0 million pay down of our term debt in November 2022 and the 2022 period write off of deferred financing costs related to our Citi ABL facility that was refinanced in February 2022. These effects were partially offset by a year over year increase in cash interest rates and the acceleration of the amortization of debt related deferred costs until June 16, 2023 to reflect the revised Trigger Date impact on the maturity date.
Cash interest paid for six months ended June 30, 2023 and 2022 was $9.1 million and $9.4 million, respectively.
Loss on Debt Extinguishment. On June 16, 2023, we used the proceeds from the ME/RE Loans and borrowings under the 2022 ABL Credit Facility to repay the total outstanding Term Loan balance of $35.5 million under the Term Loan Credit Agreement with APSC plus the applicable prepayment premium of $1.4 million and related accrued interest, resulting in a loss on debt extinguishment of $1.6 million.
Other income (expense), net. Other income (expense) improved by $5.8 million from the prior year period primarily due to foreign currency fluctuations, lower gains on disposal of assets in 2023 compared to the 2022 period, and insurance proceeds received from a natural disaster claim in 2022.
Taxes. The provision for income tax was $2.9 million on the pre-tax loss from continuing operations of $37.5 million in the current year-to-date compared to income tax expense of $2.7 million on the pre-tax loss of $63.8 million in the prior year-to-date period. The effective tax rate was a provision of 7.7% for the six months ended June 30, 2023, compared to a provision of 4.2% for the six months ended June 30, 2022. The effective tax rate change from the prior year quarter compared to the current year quarter is due to an increase in the valuation allowance.

Non-GAAP Financial Measures and Reconciliations
We use supplemental non-GAAP financial measures which are derived from the consolidated financial information including adjusted net income (loss); adjusted net income (loss) per share; earnings before interest and taxes (“EBIT”); adjusted EBIT; adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) and free cash flow to supplement financial information presented on a GAAP basis.
We define adjusted net income (loss) and adjusted net income (loss) per share to exclude the following items: non-routine legal costs and settlements, non-routine professional fees, restructuring charges, loss on debt extinguishment, certain severance charges, and certain other items that we believe are not indicative of core operating activities. Consolidated adjusted EBIT, as defined by us, excludes the costs excluded from adjusted net income (loss) as well as income tax expense (benefit), interest charges, foreign currency (gain) loss, and items of other (income) expense. Consolidated adjusted EBITDA further excludes from consolidated adjusted EBIT depreciation, amortization and non-cash share-based compensation costs. Segment adjusted EBIT is equal to segment operating income (loss) excluding costs associated with non-routine legal costs and settlements, non-routine professional fees, loss on debt extinguishment, certain severance charges, and certain other items as determined by management. Segment adjusted EBITDA further excludes from segment adjusted EBIT depreciation, amortization, and non-cash share-based compensation costs. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures.
Management believes these non-GAAP financial measures are useful to both management and investors in their analysis of our financial position and results of operations. In particular, adjusted net income (loss), adjusted net income (loss) per share, consolidated adjusted EBIT, and consolidated adjusted EBITDA are meaningful measures of performance which are commonly used by industry analysts, investors, lenders and rating agencies to analyze operating performance in our industry, perform analytical comparisons, benchmark performance between periods, and measure our performance against externally communicated targets. Our segment adjusted EBIT and segment adjusted EBITDA are also used as a basis for the Chief Operating Decision Maker to evaluate the performance of our reportable segments. Free cash flow is used by our management and investors to analyze our ability to service and repay debt and return value directly to stakeholders.
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
The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted Net Loss:
Net loss	$(15,753)	$(28,202)	$(40,464)	$(66,535)
Professional fees and other[1]	2,647	4,693	4,368	10,037
Legal costs[2]	200	1,200	200	1,728
Severance charges, net[3]	217	1,008	522	2,358
Natural disaster insurance recovery	—	(872)	—	(872)
Loss on debt extinguishment	1,582	—	1,582	—
Tax impact of adjustments and other net tax items[4]	(7)	(3)	(85)	(7)
Adjusted Net Loss	$(11,114)	$(22,176)	$(33,877)	$(53,291)

Adjusted Net Loss per common share:
Basic	$(2.55)	$(5.14)	$(7.78)	$(13.17)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(15,753)	$(28,202)	$(40,464)	$(66,535)
Provision for income taxes	2,089	2,191	2,948	2,717
Loss (gain) on equipment sale	7	(1,172)	(296)	(3,485)
Interest expense, net	16,691	18,476	33,432	37,055
Professional fees and other[1]	2,647	4,693	4,368	10,037
Legal costs[2]	200	1,200	200	1,728
Severance charges, net[3]	217	1,008	522	2,358
Foreign currency (gain) loss	143	(1,029)	(34)	(1,691)
Pension credit[5]	(162)	(189)	(318)	(393)
Natural disaster insurance recovery	—	(872)	—	(872)
Loss on debt extinguishment	1,582	—	1,582	—
Consolidated Adjusted EBIT	7,661	(3,896)	1,940	(19,081)
Depreciation and amortization
Amount included in operating expenses	3,694	3,914	7,413	8,072
Amount included in SG&A expenses	5,845	5,095	11,672	10,391
Total depreciation and amortization	9,539	9,009	19,085	18,463
Non-cash share-based compensation costs	245	565	627	(59)
Consolidated Adjusted EBITDA	$17,445	$5,678	$21,652	$(677)

Free Cash Flow:
Cash used in operating activities	$(5,854)	$(511)	$(23,617)	$(56,486)
Capital expenditures	(2,381)	(5,279)	(5,073)	(11,416)
Free Cash Flow	$(8,235)	$(5,790)	$(28,690)	$(67,902)
____________________________________
1    For the three and six months ended June 30, 2023, includes $1.6 million and $3.2 million, respectively related to debt financing and $0.7 million and $0.8 million, respectively, related to lease extinguishment charges. For the three and six months ended June 30, 2022, includes $4.7 million and $10.0 million, respectively, related to costs associated with the debt financing and corporate support.
2     Primarily relates to accrued legal matters and legal fees.
3    For the three and six months ended June 30, 2023, primarily related to costs associated with staff reductions. For the three months ended June 30, 2022, includes $1.0 million primarily related to customary severance costs associated with staff reductions. For the six months ended June 30, 2022, includes $1.3 million related to customary severance costs associated with executive departures and $1.1 million associated with severance across multiple corporate departments.
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

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Segment Adjusted EBIT and Adjusted EBITDA:

IHT
Operating income	$6,548	$5,514	$11,271	$5,648
Severance charges, net[1]	165	25	205	41
Professional fees and other	828	—	828	—
Adjusted EBIT	7,541	5,539	12,304	5,689
Depreciation and amortization	3,188	3,096	6,242	6,350
Adjusted EBITDA	$10,729	$8,635	$18,546	$12,039

MS
Operating income	$12,720	$6,984	$15,913	$7,497
Severance charges, net[1]	52	54	308	54
Professional fees and other	47	—	67	—
Adjusted EBIT	12,819	7,038	16,288	7,551
Depreciation and amortization	4,704	4,634	9,457	9,518
Adjusted EBITDA	$17,523	$11,672	$25,745	$17,069

Corporate and shared support services
Net loss	$(35,021)	$(40,700)	$(67,648)	$(79,680)
Provision for income taxes	2,089	2,191	2,948	2,717
Gain on equipment sale	7	(1,172)	(296)	(3,485)
Interest expense, net	16,691	18,476	33,432	37,055
Foreign currency gain	143	(1,029)	(34)	(1,691)
Pension credit[2]	(162)	(189)	(318)	(393)
Professional fees and other[3]	1,772	4,693	3,473	10,037
Legal costs[4]	200	1,200	200	1,728
Severance charges, net[1]	—	929	9	2,263
Loss on debt extinguishment	1,582	—	1,582	—
Natural disaster insurance recovery	—	(872)	—	(872)
Adjusted EBIT	(12,699)	(16,473)	(26,652)	(32,321)
Depreciation and amortization	1,647	1,279	3,386	2,595
Non-cash share-based compensation costs	245	565	627	(59)
Adjusted EBITDA	$(10,807)	$(14,629)	$(22,639)	$(29,785)
___________________
1    For the three and six months ended June 30, 2023, primarily related to costs associated with staff reductions. For the three months ended June 30, 2022, includes $1.0 million primarily related to customary severance costs associated with staff reductions. For the six months ended June 30, 2022, includes $1.3 million related to customary severance costs associated with executive departures and $1.1 million associated with severance across multiple corporate departments.
2    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date. Accruals for future benefits ceased in connection with a plan curtailment in 2013.
3    For the three and six months ended June 30, 2023, includes $1.6 million and $3.2 million, respectively related to debt financing and $0.7 million and $0.8 million, respectively, related to lease extinguishment charges. For the three and six months ended June 30, 2022, includes $4.7 million and $10.0 million, respectively, related to costs associated with the debt financing and corporate support.
4     Primarily relates to accrued legal matters and legal fees.

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
As discussed in Note 1 - Description of Business and Basis of Presentation, the Company successfully negotiated amendments to existing debt instruments (including to the financial covenants contained therein) and / or entered into new agreements with our lenders. These actions removed the substantial doubt about our ability to continue as a going concern that previously existed and had been disclosed in prior periods. In addition, as of June 30, 2023, we are in compliance with our debt covenants. Based on the Company’s forecast and the amendments/new agreements entered in June 2023, we believe that our current working capital including cash on hand, our capital expenditure financing and the remaining borrowing availability under our various debt agreements is sufficient to fund our operations, maintain compliance with our debt covenants (as amended), and satisfy the Company’s obligations as they come due within one year after the date of issuance of these unaudited condensed consolidated financial statements. Our ability to maintain compliance with the financial covenants contained in the various debt agreements is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. While our lenders agreed to amend the financial covenants contained therein and, in the case of the ABL Credit Agreement, to extend the maturity, there can be no assurance that our lenders will provide additional waivers or amendments in the event of future non-compliance with our debt covenants, or other possible events of default that could happen.
Financing for our operations consists primarily of our 2022 ABL Credit Agreement (which includes the Revolving Credit Loans, the Delayed Draw Term Loan, and the ME/RE Loans), the A&R Term Loan Credit Agreement (which includes the Uptiered Loan and the Incremental Term Loan), and cash flows attributable to our operations. As of June 30, 2023, excluding availability dedicated to repayment of the Notes and drawn on July 31, 2023, we had approximately $36.8 million of pro forma borrowing capacity consisting of $21.8 million available under the amended 2022 ABL Credit Agreement, and $15.0 million available under the A&R Term Loan Agreement. Our principal uses of cash are for working capital needs and operations. We have entered into recent refinancing transactions as further described in Note 11 – Debt and certain amendments to address our near-term liquidity needs, and we have taken definitive actions to reduce costs, improve operations, profitability, and liquidity, and position the Company for future growth; however, we have suffered recurring operating losses and subsequent to year-end, we had reduced borrowing capacity to fund our increasing working capital needs.
Our cash and cash equivalents as of June 30, 2023 totaled $30.4 million, consisting of $25.0 million of unrestricted cash on hand, and $5.4 million restricted. As of December 31, 2022, our cash and cash equivalents were $58.1 million, including $51.1 million of unrestricted cash on hand, and $7.0 million restricted. Our gross debt and finance obligations were $310.9 million, of which $4.5 million was classified as current at June 30, 2023, compared to gross debt of $285.9 million at December 31, 2022.
On July 31, 2023, $42.5 million of the $57.5 million availability under the A&R Term Loan Credit Agreement was drawn down and the proceeds were used to repay the Notes that matured on August 1, 2023. As of August 8, 2023, we had consolidated cash and cash equivalents of $21.3 million, excluding $5.3 million of restricted cash, and approximately $33.4 million of undrawn availability under our various credit facilities, resulting in total liquidity of $54.7 million.
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

Cash Flows
The following table summarizes cash flows from Operating, Investing and Financing activities (in thousands):

	Six Months Ended June 30,
Cash flows provided by (used in):	2023	2022	Increase (Decrease)
Operating activities	$(23,617)	$(53,391)	56%
Investing activities	(4,741)	(8,882)	47%
Financing activities	483	64,786	(99)%
Effect of exchange rate changes on cash	237	(382)	NM
Net change in cash and cash equivalents	$(27,638)	$2,131	NM
NM - Not meaningful

Cash flows attributable to our operating activities. For the six months ended June 30, 2023, net cash used in operating activities was $23.6 million. Our net cash used in operating activities was driven by our net loss for the period, which totaled $40.5 million and negative working capital of $26.4 million, partially offset by amortization of debt issuance costs and debt discount of $16.2 million, depreciation and amortization of $19.1 million, and PIK Interest of $7.1 million.
For the six months ended June 30, 2022, net cash used in operating activities was $53.4 million. Our net cash used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net loss, which totaled $54.0 million. The decline in cash generated from operations was driven by the net loss during the period, decline in working capital of $38.0 million, a gain on disposal of assets of $3.5 million, and movement in deferred income taxes of $0.4 million. These were partially offset by amortization of debt issuance costs and debt discount, write off of deferred loan costs of $14.8 million, depreciation and amortization of $19.6 million, and paid-in-kind interest of $10.0 million, resulting in negative operating cash flows for the period.
Cash flows attributable to our investing activities. For the six months ended June 30, 2023, net cash used in investing activities was $4.7 million, consisting primarily of capital expenditures (mainly related to the Company’s new aerospace inspection facility in Cincinnati), partially offset by $0.3 million of cash proceeds from asset sales.
For the six months ended June 30, 2022, net cash used in investing activities was $8.9 million, consisting primarily of $14.0 million of capital expenditures, partially offset by $5.1 million of cash proceeds from asset sales.
Cash flows attributable to our financing activities. For the six months ended June 30, 2023, net cash provided by financing activities was $0.5 million consisting primarily of net borrowings under our 2022 ABL Credit Facility of $16.0 million and borrowings under ME/RE loans of $27.4 million offset by the payoff of APSC Term Loan of $37.1 million and payment of deferred financing cost of $5.3 million.
For the six months ended June 30, 2022, net cash provided by financing activities was $64.8 million consisting primarily of net borrowings under our 2022 ABL Credit Facility of $66.1 million and issuance of common stock amounting to $9.7 million partially offset by $10.6 million in payments for debt issuance costs.
Effect of exchange rate changes on cash and cash equivalents. For the six months ended June 30, 2023 and 2022, the effect of foreign exchange rate changes on cash was $0.2 million and $0.4 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in U.S. Dollar exchange rates against the Canadian Dollar, the Euro, the British Pound, the Australian Dollar and Mexican Peso.
Contractual Obligations. We have various contractual obligations in the normal course of our operations. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the contractual obligation disclosure since year-end 2022, see Note 11 - Debt for additional details regarding amendments to our debt agreements that were executed during the first and second quarters of 2023.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2023, the material off-balance sheet arrangements and transactions that we have entered into include $10.1 million in outstanding letters of credit under the 2022 ABL Credit Facility. See Note 11 - Debt for additional details.

Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies during the six months ended June 30, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item 3.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded as of June 30, 2023, that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2023.

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

10.1
Amended and Restated Term Loan Credit Agreement, dated June 16, 2023, by and among Team, Inc., as Borrower, the lenders party thereto, the guarantors party thereto and Cantor Fitzgerald Securities, as Agent (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K filed (File No. 001-08604) on June 20, 2023, incorporated by reference herein)

10.2
Amendment No. 3 to Credit Agreement, dated as of June 16, 2023, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital LLC, as Agent (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K filed (File No. 001-08604) on June 20, 2023, incorporated by reference herein)

10.3
Board Rights Agreement, dated as of June 16, 2023, by and among Team, Inc., Corre Partners Management, LLC, Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon Fund II, LP. (filed as Exhibit 10.3 to Team, Inc.’s Current Report on Form 8-K filed (File No. 001-08604) on June 20, 2023, incorporated by reference herein)

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

TEAM, INC. (Registrant)

Date: August 10, 2023	/S/ Keith D. Tucker
Keith D. Tucker Chief Executive Officer (Principal Executive Officer)

/S/ Nelson M. Haight
Nelson M. Haight Chief Financial Officer (Principal Financial Officer)

/S/ Matthew E. Acosta
Matthew E. Acosta Vice President, Chief Accounting Officer (Principal Accounting Officer)