Form 10-Q/A
period 2023-06-30
TEAM INC
filed 2023-11-08
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Team, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) for the sole purpose of including the conformed signatures that were inadvertently omitted from the Exhibit 31 and Exhibit 32 certifications in our Form 10-Q for the quarter ended June 30, 2023 (the “Original 10-Q”), as filed with the Securities and Exchange Commission on August 10, 2023.

No other changes have been made to the Original 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Original 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Original 10-Q.

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

TEAM, INC. (Registrant)

Date: November 8, 2023	/S/ Keith D. Tucker
Keith D. Tucker Chief Executive Officer (Principal Executive Officer)

/S/ Nelson M. Haight
Nelson M. Haight Chief Financial Officer (Principal Financial Officer)

/S/ Matthew E. Acosta
Matthew E. Acosta Vice President, Chief Accounting Officer (Principal Accounting Officer)