Form 10-Q
period 2023-09-30
TEAM INC
filed 2023-11-09
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The Registrant had 4,368,422 shares of common stock, par value $0.30, outstanding as of November 7, 2023.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$21,483	$58,075
Accounts receivable, net of allowance of $5,326 and $5,262 respectively	185,800	186,689
Inventory	38,874	36,331
Income tax receivable	1,226	779
Prepaid expenses and other current assets	65,453	65,679
Total current assets	312,836	347,553
Property, plant and equipment, net	127,714	138,099
Intangible assets, net	65,816	75,407
Operating lease right-of-use assets	43,101	48,462
Defined benefit pension asset	3,618	398
Other assets, net	7,388	6,351
Deferred tax asset	981	375
Total assets	$561,454	$616,645
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$5,302	$280,993
Current portion of operating lease obligations	14,517	13,823
Accounts payable	32,039	32,524
Other accrued liabilities	104,750	119,267
Income tax payable	2,464	2,257
Total current liabilities	159,072	448,864
Long-term debt and finance lease obligations	295,778	4,942
Operating lease obligations	32,436	38,819
Deferred tax liabilities	5,325	3,661
Other long-term liabilities	4,228	2,599
Total liabilities	496,839	498,885
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 12,000,000 shares authorized; 4,368,422 and 4,342,909 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,311	1,303
Additional paid-in capital	457,924	457,133
Accumulated deficit	(354,277)	(301,679)
Accumulated other comprehensive loss	(40,343)	(38,997)
Total equity	64,615	117,760
Total liabilities and equity	$561,454	$616,645
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$206,715	$218,339	$648,484	$628,917
Operating expenses	153,928	162,322	487,779	479,656
Gross margin	52,787	56,017	160,705	149,261
Selling, general and administrative expenses	54,045	57,746	165,113	184,174
Restructuring and other related charges, net	—	—	—	16
Operating loss	(1,258)	(1,729)	(4,408)	(34,929)
Interest expense, net	(10,067)	(26,653)	(43,499)	(63,708)
Loss on debt extinguishment	(3)	—	(1,585)	—
Other income, net	266	3,227	914	9,664
Loss from continuing operations before income taxes	(11,062)	(25,155)	(48,578)	(88,973)
Provision for income taxes	(1,072)	(1,465)	(4,020)	(4,182)
Net loss from continuing operations	(12,134)	(26,620)	(52,598)	(93,155)
Discontinued operations:
Net income from discontinued operations, net of income tax	—	3,747	—	16,268
Net loss	$(12,134)	$(22,873)	$(52,598)	$(76,887)

Basic net loss per common share:
Loss from continuing operations	(2.78)	(6.16)	(12.07)	(22.51)
Income from discontinued operations	—	0.87	—	3.93
Total	$(2.78)	$(5.29)	$(12.07)	$(18.58)

Weighted-average number of shares outstanding:
Basic	4,368	4,322	4,358	4,139

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(12,134)	$(22,873)	$(52,598)	$(76,887)
Other comprehensive loss before tax:
Foreign currency translation adjustment	(3,366)	(7,035)	(1,311)	(12,152)
Other comprehensive loss, before tax	(3,366)	(7,035)	(1,311)	(12,152)
Tax provision attributable to other comprehensive loss	11	—	(35)	—
Other comprehensive loss, net of tax	(3,355)	(7,035)	(1,346)	(12,152)
Total comprehensive loss	$(15,489)	$(29,908)	$(53,944)	$(89,039)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Amount

Balance at December 31, 2022	4,343	$1,303	$457,133	$(301,679)	$(38,997)	$117,760
Net loss	—	—	—	(24,711)	—	(24,711)
Net settlement of vested stock awards	14	4	(52)	—	—	(48)
Foreign currency translation adjustment, net of tax	—	—	—	—	755	755
Non-cash compensation	—	—	382	—	—	382
Balance at March 31, 2023	4,357	$1,307	$457,463	$(326,390)	$(38,242)	$94,138
Net loss	—	—	—	(15,753)	—	(15,753)
Net settlement of vested stock awards	11	4	(16)	—	—	(12)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,254	1,254
Non-cash compensation	—	—	245	—	—	245
Balance at June 30, 2023	4,368	$1,311	$457,692	$(342,143)	$(36,988)	$79,872
Net loss	—	—	—	(12,134)	—	(12,134)
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,355)	(3,355)
Non-cash compensation	—	—	232	—	—	232
Balance at September 30, 2023	4,368	$1,311	$457,924	$(354,277)	$(40,343)	$64,615

Balance at December 31, 2021	3,122	$936	$453,247	$(375,584)	$(26,732)	$51,867
Accounting pronouncement adjustment	—	—	(5,651)	3,824	—	(1,827)
Net loss	—	—	—	(32,462)	—	(32,462)
Issuance of common stock	1,190	357	9,411	—	—	9,768
Foreign currency translation adjustment, net of tax	—	—	—	—	346	346
Non-cash compensation	—	—	(624)	—	—	(624)
Net settlement of vested stock awards	—	—	2	—	—	2
Balance at March 31, 2022	4,312	$1,293	$456,385	$(404,222)	$(26,386)	$27,070
Net loss	—	—	—	(21,552)	—	(21,552)
Issuance of common stock	10	3	(74)	—	—	(71)
Foreign currency translation adjustment, net of tax	—	—	—	—	(5,463)	(5,463)
Non-cash compensation	—	—	565	—	—	565
Balance at June 30, 2022	4,322	$1,296	$456,876	$(425,774)	$(31,849)	$549
Net loss	—	—	—	(22,873)	—	(22,873)
Foreign currency translation adjustment, net of tax	—	—	—	—	(7,035)	(7,035)
Non-cash compensation	—	—	629	—	—	629
Balance at September 30, 2022	4,322	$1,296	$457,505	$(448,647)	$(38,884)	$(28,730)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS1
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(52,598)	$(76,887)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,481	28,591
Write-off of deferred loan costs	—	2,748
Write-off of software cost	629	—
Loss on debt extinguishment	1,585	—
Amortization of debt issuance costs, debt discounts, and deferred financing costs	16,926	25,666
Paid-in-kind interest	10,906	15,464
Allowance for credit losses	687	(362)
Foreign currency (gains) losses	(776)	571
Deferred income taxes	986	382
Gain on asset disposal	(268)	(4,296)
Non-cash compensation costs	859	571
Other, net	(3,282)	(3,469)
Changes in operating assets and liabilities:
Accounts receivable	140	(31,313)
Inventory	(2,513)	(3,076)
Prepaid expenses and other assets	(5,207)	(7,048)
Accounts payable	363	(6,038)
Other accrued liabilities	(18,763)	5,911
Income taxes	(224)	6,220
Net cash used in operating activities	(22,069)	(46,365)
Cash flows from investing activities:
Capital expenditures	(7,433)	(21,002)
Proceeds from disposal of assets	414	7,165
Net cash used in investing activities	(7,019)	(13,837)
Cash flows from financing activities:
Borrowings under 2020 ABL Facility	—	10,300
Payments under 2020 ABL Facility	—	(72,300)
Borrowings under 2022 ABL Credit Facility (Revolving Credit Loans)	27,292	106,531
Payments under 2022 ABL Credit Facility (Revolving Credit Loans)	(16,293)	(11,715)
Repayment of APSC Term Loan	(37,092)	—
Repayment of Convertible Debt	(41,161)	—
Borrowings under ME/RE Loans	27,398	—
Payments under ME/RE Loans	(847)	—
Borrowings under Corre Incremental Term Loans	42,500	—
Borrowings under 2022 ABL Credit Facility (Delayed Draw Term Loan)	—	35,000
Payments for debt issuance costs	(8,446)	(13,609)
Issuance of common stock, net of issuance costs	—	9,696
Other	(746)	(615)
Net cash provided by (used in) financing activities	(7,395)	63,288
Effect of exchange rate changes on cash	(109)	(1,373)
Net (decrease) increase in cash and cash equivalents	(36,592)	1,713
Cash and cash equivalents at beginning of period	58,075	65,315
Cash and cash equivalents at end of period	$21,483	$67,028
_________________
1        Condensed consolidated statement of cash flows for the nine months ended September 30, 2022 includes discontinued operations.

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
•Energy (refining, power, renewables, nuclear, offshore oil and gas, and liquefied natural gas);
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, automotive and mining);
•Midstream and Others (valves, terminals and storage, and pipeline);
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
Basis of presentation. These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain disclosures have been condensed or omitted from the interim financial statements included in this report. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“our Annual Report on Form 10-K”).
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
Significant Accounting Policies. Our significant accounting policies are disclosed in Note 1 - Summary of Significant Accounting Policies and Practices in our Annual Report on Form 10-K. On an ongoing basis, we evaluate the estimates and assumptions, including among other things, those related to long-lived assets. Since the date of our Annual Report on Form 10-K, there have been no material changes to our significant accounting policies.
Discontinued operations. On November 1, 2022, we completed the sale of Quest Integrity (the “Quest Integrity Transaction”). The criteria for reporting Quest Integrity as a discontinued operation were met during the third quarter of 2022 pursuant to that certain Equity Purchase Agreement by and between us and Baker Hughes Holdings LLC, dated as of August 14, 2022 (the “Sale Agreement”), and, as such, the prior year amounts related to Quest Integrity are presented as a discontinued operation. Unless otherwise specified, the financial information and discussion in this Quarterly Report on Form 10-Q are based on our continuing operations (IHT and MS segments) and exclude any results of our discontinued operations (Quest Integrity). Refer to Note 2 - Discontinued Operations for additional details.

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
Our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 report discontinued operations separate from continuing operations. Our condensed consolidated statements of comprehensive loss and statements of shareholders’ equity (deficit) for the three and nine months ended September 30, 2022, as well as statements of cash flows for the nine months ended September 30, 2022, combine continuing and discontinued operations. A summary of financial information related to our discontinued operations is presented in the tables below.

The following table represents the reconciliation of the major line items consisting of pretax income from discontinued operations to the after-tax income from discontinued operations (in thousands):

	Three Months Ended September 30, 2022 (unaudited)	Nine Months Ended September 30, 2022 (unaudited)
Major classes of line items constituting income (loss) from discontinued operations
Revenues	$29,441	$88,704
Operating expenses	(12,052)	(39,508)
Selling, general and administrative expenses	(8,832)	(26,422)
Interest expense, net	(78)	(108)
Other expense	(2,675)	(4,934)
Income from discontinued operations before income taxes	5,804	17,732
Provision for income taxes	(2,057)	(1,464)
Net income from discontinued operations	$3,747	$16,268

The following table presents the depreciation and amortization and capital expenditures of Quest Integrity (in thousands):

Nine Months Ended September 30, 2022
(unaudited)
Cash flows provided by operating activities of discontinued operations:
Depreciation and amortization	$1,143

Cash flows provided by investing activities of discontinued operations:
Capital expenditures	$3,703

3. REVENUE
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):
Geographic area:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$100,800	$3,057	$103,857	$108,009	$2,303	$110,312
MS	67,286	35,572	102,858	76,135	31,892	108,027
Total	$168,086	$38,629	$206,715	$184,144	$34,195	$218,339

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$312,344	$10,082	$322,426	$312,928	$7,105	$320,033
MS	221,943	104,115	326,058	217,749	91,135	308,884
Total	$534,287	$114,197	$648,484	$530,677	$98,240	$628,917

Revenue by Operating segment and service type (in thousands):

	Three Months Ended September 30, 2023
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$83,207	$39	$12,946	$7,665	$103,857
MS	—	101,624	55	1,179	102,858
Total	$83,207	$101,663	$13,001	$8,844	$206,715

	Three Months Ended September 30, 2022
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$87,267	$19	$16,357	$6,669	$110,312
MS	—	106,776	125	1,126	108,027
Total	$87,267	$106,795	$16,482	$7,795	$218,339

	Nine Months Ended September 30, 2023
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$259,118	$261	$42,391	$20,656	$322,426
MS	—	323,484	544	2,030	326,058
Total	$259,118	$323,745	$42,935	$22,686	$648,484

	Nine Months Ended September 30, 2022
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$255,419	$158	$45,983	$18,473	$320,033
MS	—	305,277	238	3,369	308,884
Total	$255,419	$305,435	$46,221	$21,842	$628,917
For additional information on our reportable operating segments and geographic information, refer to Note 15 - Segment and Geographic Disclosures.
Contract balances. The timing of revenue recognition, billings, and cash collections results in the recognition of trade accounts receivable, contract assets and contract liabilities on the condensed consolidated balance sheets. Trade accounts receivable include billed and unbilled amounts currently due from customers and represent unconditional rights to receive consideration. The amounts due are stated at their net estimated realizable value. Refer to Note 4 - Receivables for additional information on our trade receivables and the allowance for credit losses.

Contract costs. We recognize the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs to generate or enhance resources that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered. Costs to fulfill a contract recognized as assets primarily consist of labor and material costs and generally relate to engineering and set-up costs incurred prior to when the satisfaction of performance obligations begins. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the condensed consolidated balance sheets and were not material as of September 30, 2023 and December 31, 2022. Such assets are recognized as expenses as we transfer the related goods or services to the customer. All other costs to fulfill a contract are expensed as incurred.
Remaining performance obligations. As permitted by ASC 606, Revenue from Contracts with Customers, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient, which permits us to recognize revenue in the amount to which we have a right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. As most of our contracts with customers are short-term in nature and billed on a time and material basis, there were no material amounts of remaining performance obligations as of September 30, 2023 and December 31, 2022.

4. RECEIVABLES
A summary of accounts receivable as of September 30, 2023 and December 31, 2022 is as follows (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Trade accounts receivable	$141,303	$160,572
Unbilled receivables	49,823	31,379
Allowance for credit losses	(5,326)	(5,262)
Total	$185,800	$186,689
We measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This applies to financial assets measured at amortized cost, including trade and unbilled accounts receivable, and requires immediate recognition of lifetime expected credit losses. Significant factors that affect the expected collectability of our receivables include macroeconomic trends and forecasts in the oil and gas, refining, power, and petrochemical markets, and changes in our results of operations and forecasts. For unbilled receivables, we consider them as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.
The following table shows a rollforward of the allowance for credit losses (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Balance at beginning of period	$5,262	$7,843
Provision for expected credit losses	1,317	1,059
Recoveries collected	(619)	(1,114)
Write-offs	(540)	(2,479)
Foreign exchange effects	(94)	(47)
Balance at end of period	$5,326	$5,262

5. INVENTORY
A summary of inventory as of September 30, 2023 and December 31, 2022 is as follows (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Raw materials	$9,819	$8,978
Work in progress	2,989	2,945
Finished goods	26,066	24,408
Total	$38,874	$36,331

6. PREPAID AND OTHER CURRENT ASSETS
A summary of prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022 is as follows (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Insurance receivable	$39,000	$39,000
Prepaid expenses	16,526	15,238
Other current assets	9,927	11,441
Total	$65,453	$65,679
The insurance receivable relates to the receivable from our third-party insurance providers for a legal claim that is recorded in other accrued liabilities, refer to Note 9 - Other Accrued Liabilities. These receivables are covered by our third-party insurance providers for any litigation matter that has been settled, or pending settlements where the deductibles have been satisfied. The prepaid expenses primarily relate to prepaid insurance and other expenses that have been paid in advance of the coverage period. The other current assets primarily include items such as software implementation costs, deferred financing charges and other receivables.

7. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of September 30, 2023 and December 31, 2022 is as follows (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Land	$4,006	$4,006
Buildings and leasehold improvements	61,820	50,833
Machinery and equipment	280,842	277,852
Furniture and fixtures	10,708	10,558
Capitalized ERP system development costs	45,903	45,917
Computers and computer software	19,802	19,457
Automobiles	3,325	3,536
Construction in progress	5,898	19,196
Total	432,304	431,355
Accumulated depreciation	(304,590)	(293,256)
Property, plant and equipment, net	$127,714	$138,099

Included in the table above are assets under finance leases of $8.3 million and $7.4 million, and related accumulated amortization of $2.9 million and $2.3 million as of September 30, 2023 and December 31, 2022, respectively. Depreciation expense for the three months ended September 30, 2023 and 2022 was $5.4 million and $5.5 million, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $16.5 million and $17.3 million, respectively.

8. INTANGIBLE ASSETS
A summary of intangible assets as of September 30, 2023 and December 31, 2022 is as follows (in thousands):

	September 30, 2023
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$164,221	$(99,511)	$64,710
Trade names	20,248	(19,698)	550
Technology	2,300	(1,744)	556
Licenses	683	(683)	—
Intangible assets	$187,452	$(121,636)	$65,816

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$165,231	$(91,296)	$73,935
Trade names	20,563	(19,830)	733
Technology	2,707	(1,978)	729
Licenses	840	(830)	10
Intangible assets	$189,341	$(113,934)	$75,407

Amortization expense of intangible assets for the three months ended September 30, 2023 and 2022 was $3.2 million and $3.4 million, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2023 and 2022 was $9.6 million and $10.2 million, respectively.
The weighted-average amortization period for intangible assets subject to amortization was 13.7 years as of September 30, 2023 and December 31, 2022.

9. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of September 30, 2023 and December 31, 2022 is as follows (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Legal and professional accruals	$49,223	$46,665
Payroll and other compensation expenses	35,561	48,507
Insurance accruals	6,124	7,483
Property, sales and other non-income related taxes	5,474	7,348
Accrued interest	3,694	3,963
Volume discount	2,337	2,050
Other accruals	2,337	3,251
Total	$104,750	$119,267
Legal and professional accruals include accruals for legal and professional fees as well as accrued legal claims, refer to Note 14 - Commitments and Contingencies for legal claims information. Certain legal claims are covered by our third-party insurance providers and the related insurance receivable for these claims is recorded in prepaid expenses and other current assets, refer to Note 6 - Prepaid and Other Current Assets. Payroll and other compensation expenses include all payroll related accruals including, among others, accrued vacation, severance, and bonuses. Insurance accruals primarily relate to accrued medical and workers compensation costs. Property, sales and other non-income related taxes includes accruals for items such as sales and use tax, property tax and other related tax accruals. Accrued interest relates to the interest accrued on our long-term debt. Other accruals include various business accruals.

10. INCOME TAXES
We recorded an income tax provision of $1.1 million and $4.0 million for the three and nine months ended September 30, 2023, compared to a provision of $1.5 million and $4.2 million for the three and nine months ended September 30, 2022. The effective tax rate, inclusive of discrete items, was a provision of 9.7% for the three months ended September 30, 2023, compared to a provision of 5.8% for the three months ended September 30, 2022. For the nine months ended September 30, 2023, our effective tax rate, inclusive of discrete items, was a provision of 8.3%, compared to a provision of 4.7% for the nine months ended September 30, 2022. The effective tax rate differed from the statutory tax rate due to changes in the valuation allowance in certain jurisdictions.

11. DEBT
As of September 30, 2023 and December 31, 2022, our total long-term debt and finance lease obligations are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
2022 ABL Credit Facility	$110,915	$99,916
ME/RE Loans[1]	24,739	—
Uptiered Loan / Subordinated Term Loan[1]	125,588	107,905
Incremental Term Loan[1]	34,034	—
APSC Term Loan[1]	—	31,562
Total	295,276	239,383
Convertible Debt[1]	—	40,650
Finance lease obligations	5,804	5,902
Total long-term debt and finance lease obligations	301,080	285,935
Current portion of long-term debt and finance lease obligations	(5,302)	(280,993)
Total long-term debt and finance lease obligations, less current portion	$295,778	$4,942
_________________
1    Comprised of principal amount outstanding, less unamortized discount and issuance costs. See below for additional information.
2022 ABL Credit Facility
On February 11, 2022, we entered into a credit agreement, with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent, (the “ABL Agent”) (such agreement, as amended by Amendment No. 1 dated as of May 6, 2022, Amendment No. 2 dated as of November 1, 2022 and Amendment No.3 dated June 16, 2023, the “2022 ABL Credit Agreement”). Available funding commitments to us under the 2022 ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of the ABL Agent (the “Revolving Credit Loans”), with a $35.0 million sublimit for swingline borrowings, a $26.0 million sublimit for issuances of letters of credit, and an incremental delayed draw term loan of up to $35.0 million (the “Delayed Draw Term Loan”) provided by Corre Partners Management, LLC and certain of its affiliates (“Corre”) (collectively, the “2022 ABL Credit Facility”).
Our obligations under the 2022 ABL Credit Agreement are guaranteed by certain of our direct and indirect subsidiaries referenced below as the “ABL Guarantors” and, together with the Company, the “ABL Loan Parties.” Our obligations under the 2022 ABL Credit Facility are secured on a first priority basis by, among other things, accounts receivable, deposit accounts, securities accounts, and inventory of the ABL Loan Parties and are secured on a second priority basis by substantially all of the other assets of the ABL Loan Parties. Availability under the revolving credit line is based on a percentage of the value of qualifying accounts receivable and inventory, reduced by certain reserves.
The terms of the 2022 ABL Credit Facility are described in the table below (dollar amounts are presented in thousands):

	Revolving Credit Loans	Delayed Draw Term Loan
Original maturity date	2/11/2025	2/11/2025
Amended maturity date	8/11/2025	8/11/2025
Original stated interest rate	LIBOR + applicable margin (base + applicable margin)	LIBOR+10% (Base+9%)
Amended interest rate	SOFR + applicable margin (base + applicable margin)	SOFR + 10% (Base + 9%)
Actual interest rate:
9/30/2023	10.09%	15.44%
9/30/2022	7.21%	12.56%
Interest payments	monthly	monthly
Cash paid for interest
YTD 9/30/2023	$4,932	$3,951
YTD 9/30/2022	$3,656	$1,683
Unamortized balance of deferred financing cost
9/30/2023	$227	$—
12/31/2022	$2,312	$798
Available amount at 9/30/2023	$4,911	$—
The “applicable margin” in the table above is defined as a rate of 3.15%, 3.40% or 3.65% for base rate loans with a 2.00% base rate floor and a rate of 4.15%, 4.40% or 4.65% for Adjusted Term Secured Overnight Financing Rate (“SOFR”) loans with a 1.00% SOFR floor, in each case depending on the amount of EBITDA (as defined in ABL Amendment No. 3 to the 2022 ABL Credit Facility) as of the most recent measurement period as reported in a monthly compliance certificate. The fee for undrawn revolving amounts is 0.50%.
We incurred additional $0.3 million of financing cost related to the 2022 ABL Credit Facility in connection with Amendment No. 3 thereto (“ABL Amendment No. 3”) dated June 16, 2023. These costs were capitalized and amortized on a straight-line basis over the new term of the 2022 ABL Credit Facility.
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
Amounts repaid under the Revolving Credit Loans may be re-borrowed, subject to compliance with the borrowing base and the other conditions set forth in the 2022 ABL Credit Agreement. Amounts repaid under the Delayed Draw Term Loan cannot be re-borrowed. Certain permanent repayments of the 2022 ABL Credit Facility loans are subject to the payment of a premium of 1.00% from June 16, 2023 until August 11, 2024, and 0.50% after August 11, 2024 until August 11, 2025. The 2022 ABL Credit Agreement contains customary conditions to borrowings and covenants, as described therein. As of September 30, 2023, we are in compliance with the covenants.
As of September 30, 2023, $10.1 million in letters of credit was issued under the 2022 ABL Credit Agreement. Such amounts remain undrawn and are off-balance sheet.
ME/RE Loans
The ABL Amendment No. 3, in addition to making certain other changes to the 2022 ABL Credit Facility, provided us with $27.4 million of new term loans (the “ME/RE Loans”). Our obligations in respect of the ME/RE Loans are guaranteed by certain direct and indirect material subsidiaries of the Company (the “ABL Guarantors” and, together with the Company, the “ABL Loan Parties”). The ME/RE Loans under the 2022 ABL Credit Agreement are secured on a first priority basis by, among other things, certain real estate and machinery and equipment (the “Specified ME/RE Collateral”), accounts receivable, deposit accounts, securities accounts and inventory of the ABL Loan Parties (collectively, the “ABL Priority Collateral”) and on a second priority basis by substantially all of the other assets of the ABL Loan Parties, subject to the terms of the Intercreditor Agreement (as defined below). The ME/RE Loans were drawn in full on June 16, 2023 and were used to pay off the amounts owed under the existing APSC Term Loan, discussed below.

The terms of ME/RE Loans are described in the table below (dollar amounts are presented in thousands):

Original maturity date	8/11/2025
Original stated interest rate	SOFR + 5.75% + 0.11% credit spread adjustment
Principal payments	$254 monthly
Effective interest rate
9/30/2023	16.75%
9/30/2022	N/A
Actual interest rate
9/30/2023	11.19%
9/30/2022	N/A
Interest payments	monthly
Cash paid for interest
YTD 9/30/2023	$640
YTD 9/30/2022	N/A
Balances at 9/30/2023
Principal balance	$26,551
Unamortized balance of debt issuance cost	$(1,812)
Net carrying balance	$24,739
Available amount at 9/30/2023	$—
The Company may make voluntary prepayments of the ME/RE Loans from time to time. Mandatory prepayments are required in certain instances when sales of assets are completed that are related to the Specified ME/RE Collateral, and with annual excess cash flow (as defined in the 2022 ABL Credit Agreement), subject to certain prepayment premiums (subject to certain exceptions), plus accrued and unpaid interest. The remaining unpaid principal balance of the ME/RE loans at maturity will be $21.0 million.
Direct and incremental costs associated with the issuance of the ABL Amendment No. 3 were approximately $2.1 million and were deferred and presented as a direct deduction from the carrying amount of the related debt and are amortized on a straight-line basis over the term of the ME/RE Loans.
APSC Term Loan
On June 16, 2023, we used the proceeds from the ME/RE Loans and borrowings under the 2022 ABL Credit Facility to repay the total outstanding APSC Term Loan balance of $35.5 million plus the applicable prepayment premium, resulting in a loss on debt extinguishment of $1.6 million.
On December 18, 2020, we had entered into that certain Term Loan Credit Agreement with Atlantic Park Strategic Capital Fund, L.P., as agent (“APSC”), pursuant to which we borrowed $250.0 million (the “APSC Term Loan”).
The terms of APSC Term Loan are described in the table below (dollar amounts are presented in thousands):

Original maturity date	12/18/2026
Original stated interest rate	variable
Effective interest rate
9/30/2023	N/A
9/30/2022	25.72%
Actual interest rate:
9/30/2023	N/A
9/30/2022	10.24%
Interest payments	Quarterly
Cash paid for interest
YTD 9/30/2023	$2,849
YTD 9/30/2022	$9,693
PIK interest added to principal
YTD 9/30/2023	$—
YTD 9/30/2022	$6,627
Balances at 12/31/2022
Principal balance	$35,510
Unamortized balance of debt issuance cost	$(3,948)
Net carrying balance	$31,562
Amended and Restated Term Loan Credit Agreement - Uptiered Loan / Subordinated Term Loan and Incremental Term Loan
On November 9, 2021, we entered into a credit agreement (as amended by Amendment No. 1 dated as of November 30, 2021, Amendment No. 2 dated as of December 6, 2021, Amendment No. 3 dated as of December 7, 2021, Amendment No. 4 dated as of December 8, 2021, Amendment No. 5 dated as of February 11, 2022, Amendment No. 6 dated as of May 6, 2022, Amendment No. 7 dated as of June 28, 2022, Amendment No. 8 dated as of October 4, 2022, Amendment No. 9 dated as of November 1, 2022, Amendment No. 10 dated as of November 4, 2022, Amendment No. 11 dated as of November 21, 2022 and Amendment No. 12 dated as of March 29, 2023, the “Subordinated Term Loan Credit Agreement”) with Cantor Fitzgerald Securities, as agent, and the lenders party thereto providing for an unsecured approximately $123.1 million delayed draw subordinated term loan facility. Pursuant to the Subordinated Term Loan Credit Agreement, we borrowed $22.5 million on November 9, 2021, and an additional $27.5 million on December 8, 2021. On October 4, 2022, an additional approximately $57.0 million was added to the outstanding principal amount under the Subordinated Term Loan Credit Agreement in exchange for an equivalent amount of the Company’s senior unsecured 5.00% Convertible Senior Notes (the “Notes”) held by Corre.
On June 16, 2023, the Company, entered into an amendment and restatement of that certain subordinated term loan credit agreement dated as of November 9, 2021 (as amended and restated, the “A&R Term Loan Credit Agreement”) among the Company, as borrower, the guarantors party thereto, the lenders from time to time party thereto and Cantor Fitzgerald Securities, as agent (the “A&R Term Loan Agent”). Additional funding commitments to the Company under the A&R Term Loan Credit Agreement, subject to certain conditions, included a $57.5 million senior secured first lien term loan (the “Incremental Term Loan”) provided by Corre and certain of its affiliates, consisting of a $37.5 million term loan tranche and a $20.0 million delayed draw tranche. Amounts outstanding under the existing subordinated term loan credit agreement (the “Uptiered Loan”) have become senior secured obligations of the Company and the A&R Term Loan Guarantors (as defined below) and are secured on a pari passu basis with the Incremental Term Loan, on the terms described below.
On July 31, 2023, $42.5 million, made up of $37.5 million of the term loan tranche and $5.0 million of the delayed draw tranche, of the $57.5 million Incremental Term Loan under the A&R Term Loan Credit Agreement was drawn down and the proceeds thereof were used to repay the Notes that matured on August 1, 2023. The remaining availability of the delayed draw tranche of $15.0 million will be used, subject to certain maximum liquidity conditions, for working capital purposes.
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
The A&R Term Loan Credit Agreement contains certain customary conditions to borrowings, events of default and affirmative, negative, and financial covenants (as described in the A&R Term Loan Credit Agreement). As of September 30, 2023, we are in compliance with the covenants.
Further, the A&R Term Loan Credit Agreement includes certain customary events of default, the occurrence of which may require an additional 2.00% interest on the outstanding loans and other obligations under the A&R Term Loan Credit Agreement and the debt may become payable immediately.
The terms of Uptiered Loan / Subordinated Term Loan and Incremental Term Loan are described in the table below (dollar amounts are presented in thousands):

	Uptiered Loan / Subordinated Term Loan	Incremental Term Loan
Maturity date	12/31/2027 (12/31/2026 if outstanding balance is greater than $50 million)	12/31/2026
Stated interest rate	12% PIK through 12/31/2023, then cash and PIK split as described below	12% paid in cash
Principal payments	at maturity	$300 quarterly
Effective interest rate
9/30/2023	12.86%	23.69%
9/30/2022	46.79%	N/A
Interest payments	cash quarterly/PIK monthly	quarterly
PIK interest added to principal
YTD 9/30/2023	$10,829	N/A
YTD 9/30/2022	$4,596	N/A
Balances at 9/30/2023
Principal balance [1]	$126,272	$43,371
Unamortized balance of debt issuance cost	$(684)	$(9,337)
Net carrying balance	$125,588	$34,034
Balances at 12/31/2022
Principal balance [1]	$115,443	N/A
Unamortized balance of debt issuance cost	$(7,538)	N/A
Net carrying balance	$107,905	N/A
Available amount at 9/30/2023[2]	$—	$15,000
___________
1 The principal balance of the Uptiered Loan / Subordinated Term Loan is made up of $22.5 million drawn on November 9, 2021, $27.5 million drawn on December 8, 2021, and $57.0 million added as part of the exchange agreement on October 4, 2022. In addition, the principal balance also includes PIK interest recorded to date of $18.2 million and $7.4 million as of September 30, 2023 and December 31, 2022, respectively, and, with respect to the Incremental Term Loan, PIK fees of $0.9 million.
2 $5.0 million was drawn from the available balance on October 6, 2023.
The Uptiered Loan under the A&R Term Loan Credit Agreement bears interest at an annual rate of 12.00%, paid-in-kind (noncash) (“PIK”) from June 16, 2023 through December 31, 2023, and thereafter a split between cash and PIK, with the cash portion ranging from 2.50% per annum to 12.00% per annum, and the PIK portion ranging from 9.50% per annum to 0.00% per annum, depending on the Company’s Net Leverage Ratio (as defined in the A&R Term Loan Credit Agreement). In addition, if certain minimum liquidity thresholds set forth in the A&R Term Loan Credit Agreement are not met for an applicable interest payment date, all interest in respect of the Uptiered Loan payable on such interest payment date will be PIK, irrespective of the Net Leverage Ratio at such time.

In addition, if certain conditions related to repayments in respect of the Incremental Term Loan are not met, certain additional quarterly fees (not to exceed 4 such fees) plus a 150 basis point increase to the applicable interest rate will be payable to the lenders under the A&R Term Loan Credit Agreement in cash or common stock of the Company, at the Company’s option.
Warrants
As of September 30, 2023 and December 31, 2022, APSC Holdco II, L.P. held 500,000 warrants and certain Corre holders collectively held 500,000 warrants in each case providing for the purchase of one share of the Company’s common stock per warrant at an exercise price of $15.00. The warrants will expire on December 8, 2028.
The exercise price and the number of shares of our common stock issuable on exercise of the warrants are subject to certain antidilution adjustments, including for stock dividends, stock splits, reclassifications, noncash distributions, cash dividends, certain equity issuances and business combination transactions.
Convertible Notes
Description of Convertible Notes
On July 31, 2023, $42.5 million of the $57.5 million under the Incremental Term Loan was drawn down and the proceeds thereof were used to repay the principal and accrued interest of the outstanding Notes on their maturity date of August 1, 2023.
On July 31, 2017, we issued $230.0 million principal amount of Notes due 2023 in a private offering to qualified institutional buyers (as defined in the Securities Act of 1933) pursuant to Rule 144A under the Securities Act (the “Offering”). Net proceeds received from the Offering were approximately $222.3 million after deducting discounts, commissions and expenses and were used to repay outstanding borrowings under a previous credit facility.
The Notes bore interest at a rate of 5.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2018.
Cash interest paid amounted to $2.1 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively. PIK interest of $4.2 million was added to principal during the nine months ended September 30, 2022. There was no PIK interest in 2023.
Fair Value of Debt
The fair value of our 2022 ABL Credit Facility, Uptiered Loan, Incremental Term Loan and ME/RE Loans are representative of the carrying value based upon the variable interest rate terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt. The fair value of the Notes as of December 31, 2022 was $37.5 million, (inclusive of the fair value of the conversion option) and a “Level 2” measurement, determined based on the observed trading price of these instruments. The Notes were fully paid off on August 1, 2023.
1970 Group Substitute Insurance Reimbursement Facility
On September 29, 2022, the 1970 Group extended us credit in the form of a substitute reimbursement facility (the “Substitute Reimbursement Facility”) to provide up to approximately $21.4 million of letters of credit on our behalf in support of our workers’ compensation, commercial automotive and general liability insurance policies (the “Insurance Policies”).
We are required to reimburse the 1970 Group for any draws made under the letters of credit within five business days of notice of any such draw. The Substitute Insurance Reimbursement Facility Agreement was renewed on August 29, 2023 to update the letters of credit limit up to approximately $24.9 million with the termination date on the earlier of (i) the expiration or termination of our Insurance Policies or (ii) September 29, 2024.
According to the provisions of ASC 470 – Debt, the arrangement is a Substitute Insurance Reimbursement Facility limited to the amounts drawn under the letters of credit. Therefore, until there is a draw on the Substitute Insurance Reimbursement Facility, the letters of credit are treated as an off-balance sheet credit arrangement. The fees paid by us periodically under this arrangement are deferred and amortized to interest expense over the term of the arrangement. As of September 30, 2023, we had approximately $2.8 million of unamortized deferred fees.
Liquidity
As of September 30, 2023, we had $16.5 million of unrestricted cash and cash equivalents and $5.0 million of restricted cash. International cash balances as of September 30, 2023 were $11.2 million, and approximately $0.7 million of such cash is located in countries where currency restrictions exist. As of September 30, 2023, we had approximately $19.9 million of available borrowing capacity under our various credit agreements, consisting of $4.9 million available under the Revolving Credit Loans and $15.0 million available under the Incremental Term Loan under the A&R Term Loan Credit Agreement. We have $37.6 million in letters of credit and $1.7 million in surety bonds outstanding and $2.1 million in miscellaneous cash deposits securing leases or other required obligations. Our cash and cash equivalents as of December 31, 2022 totaled $58.1 million including $1.4 million of cash located in countries where currency restrictions existed.

12. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). Net periodic pension credit includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest cost	$678	$358	$2,054	$1,171
Expected return on plan assets	(913)	(533)	(2,765)	(1,744)
Amortization of prior service cost	8	7	23	23
Unrecognized Net Actuarial Loss	70	—	212	—
Net periodic pension credit	$(157)	$(168)	$(476)	$(550)

Net pension credit is included in “Other income, net” on our condensed consolidated statement of operations. The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 6.4% overall, 9.5% for equities and 5.3% for debt securities. We expect to contribute $3.7 million to the U.K. Plan for 2023, of which $2.8 million has been contributed through September 30, 2023.

13. SHAREHOLDERS’ EQUITY
Shareholder’s Equity and Preferred Stock
On December 21, 2022, we completed a reverse stock split of our outstanding common stock at a ratio of one-for-ten. The Reverse Stock Split effected a proportionate reduction in our authorized shares of common stock from 120,000,000 shares to 12,000,000 shares and reduced the number of shares of common stock outstanding as of such date from approximately 43,429,089 shares to approximately 4,342,909 shares. We have made proportionate adjustments to the number of common shares issuable upon exercise or conversion of our outstanding warrants, equity awards and convertible securities, as well as the applicable exercise prices and weighted average fair value of the equity awards. No fractional shares were issued in connection with the Reverse Stock Split.
As of September 30, 2023 there were 4,368,422 shares of our common stock outstanding and 12,000,000 shares authorized at $0.30 par value per share.
As of September 30, 2023 we had 500,000 authorized shares of preferred stock, none of which had been issued.
Accumulated Other Comprehensive Income (loss)
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(28,859)	$(10,474)	$336	$(38,997)	$(23,286)	$(3,277)	$(169)	$(26,732)
Other comprehensive loss	(1,311)	—	(35)	(1,346)	(12,152)	—	—	(12,152)
Balance, end of period	$(30,170)	$(10,474)	$301	$(40,343)	$(35,438)	$(3,277)	$(169)	$(38,884)

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
We believe that the likelihood that the amount of the judgment will be affirmed is not probable. We currently estimate a range of possible outcomes between $13.0 million and approximately $51.0 million, and as of September 30, 2023 we have recorded a receivable from our third-party insurance providers in other current assets with a corresponding liability of the same amount in other accrued liabilities at an amount we believe is the most likely estimate for a probable loss on this matter. Such amounts are treated as non-cash operating activities. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3.0 million self-insured retention and deductible. All retentions and deductibles have been met, accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
Accordingly, for all matters discussed above, we have accrued in the aggregate approximately $40.7 million as of September 30, 2023, of which approximately $1.7 million is not covered by our various insurance policies.
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
Segment data for our two operating segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$103,857	$110,312	$322,426	$320,033
MS	102,858	108,027	326,058	308,884
Total Revenues	$206,715	$218,339	$648,484	$628,917

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income (loss):
IHT	$6,412	$7,390	$17,683	$13,038
MS	6,482	7,655	22,395	15,152
Corporate and shared support services	(14,152)	(16,774)	(44,486)	(63,119)
Total Operating loss	$(1,258)	$(1,729)	$(4,408)	$(34,929)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$835	$2,557	$3,857	$10,654
MS	988	1,427	2,263	3,861
Corporate and shared support services	10	274	10	331
Total Capital expenditures	$1,833	$4,258	$6,130	$14,846
____________
1    Excludes finance leases. Totals may vary from amounts presented in the condensed consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$3,148	$3,022	$9,390	$9,372
MS	4,656	4,704	14,113	14,222
Corporate and shared support services	1,592	1,261	4,978	3,856
Total Depreciation and amortization	$9,396	$8,987	$28,481	$27,450
Separate measures of our assets by operating segment are not produced or utilized by management to evaluate segment performance. A geographic breakdown of our revenues for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Revenues[1]
United States	$148,635	$158,613	$466,440	$453,000
Canada	19,451	25,531	67,847	77,677
Europe	17,739	15,837	55,801	46,296
Other foreign countries	20,890	18,358	58,396	51,944
Total	$206,715	$218,339	$648,484	$628,917
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

17. SUBSEQUENT EVENTS
As of November 9, 2023, the filing date of this Quarterly Report on Form 10-Q, management evaluated the existence of events occurring subsequent to the quarter ended September 30, 2023 and determined that there were no events or transactions that would have a material impact on the Company’s results of operations or financial position except as described in Note 11- Debt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of its consolidated subsidiaries or to all of them taken as a whole.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (“our Annual Report on Form 10-K”) and other documents previously filed with the Securities and Exchange Commission. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those described in more detail under the heading “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” below.

Cautionary Note Regarding Forward-Looking Statements.
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf in other materials we release to the public including all statements, other than statements of historical facts included or incorporated by reference in this Quarterly Report on Form 10-Q, that address activities, events, or developments which we expect or anticipate will or may occur in the future. You can generally identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “will,” “could,” “should,” “may” and similar expressions.
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
New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Additionally, there are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks include those disclosed under the heading “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q, as such risk factors may be amended, supplemented, or superseded from time to time by other reports we file with the United States Securities and Exchange Commission, as well as risks related to:

•our ability to generate sufficient cash from operations, access our 2022 ABL Credit Facility or amounts available under our Delayed Draw Term Loan, or maintain our compliance with covenants under our debt arrangements including our 2022 ABL Credit Agreement and A&R Term Loan Credit Agreement;
•our ability to manage inflationary pressures in our operating costs;
•negative market conditions, including threats of domestic and global economic recession, future economic uncertainties, and impacts from epidemics and pandemics; particularly in industries in which we are heavily dependent;
•delays in the commencement of major projects;
•seasonal and other variation, such as severe weather conditions (including conditions influenced by climate change) and the nature of our clients’ industry;
•our ability to expand into new markets (including low carbon energy transition) and attract clients in new industries may be limited due to our competition’s breadth of service offerings and intellectual property;
•our significant debt and high leverage which could have a negative impact on our financing options, liquidity position and ability to manage increases in interest rates;
•our ability to access capital and liquidity provided by the financial and capital markets;

•the timing of new client contracts and termination of existing contracts resulting in unpredictable fluctuations in our cash flows and financial results;
•risk of non-payment and/or delays in payment of receivables from our clients;
•our ability to continue to meet the New York Stock Exchange’s (“NYSE”) continued listing requirements and rules, and the risk that NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our shareholders’ ability to sell our common stock in the event we are unable to list our common stock on another exchange;
•our financial forecasts being based upon estimates and assumptions that may materially differ from actual results;
•our incurrence of liabilities and suffering of negative financial or reputational impacts relating to occupational health and safety matters;
•our ability to continue as a going concern;
•changes in laws or regulations in the local jurisdictions that we conduct our business;
•the inherently uncertain outcome of current and future litigation;
•our failure to maintain effective internal controls, and the resulting inability to report our financial results accurately or timely or prevent or detect fraud; and
•acts of terrorism, war or political or civil unrest in the U.S. or elsewhere, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions.

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
•Energy (refining, power, renewables, nuclear, offshore oil and gas, and liquefied natural gas);
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, automotive and mining);
•Midstream and Others (valves, terminals and storage, and pipeline);
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
Market Conditions Update. The global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including increases in inflation rates, rising interest rates, disruption to global supply chains, commodity price volatility, uncertainty about economic stability and geopolitical conflicts. The severity and duration of the impact of these conditions on our business cannot be predicted. See Item 1A of our Annual Report on Form 10-K “Risk Factors” for additional information.
Results of Operations
The following is a comparison of our results of operations for the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2022.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table sets forth the components of revenue and operating loss from our operations for the three-month period ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$103,857	$110,312	$(6,455)	(5.9)%
MS	102,858	108,027	(5,169)	(4.8)%
Total revenues	$206,715	$218,339	$(11,624)	(5.3)%
Operating income (loss):
IHT	$6,412	$7,390	$(978)	(13.2)%
MS	6,482	7,655	(1,173)	(15.3)%
Corporate and shared support services	(14,152)	(16,774)	2,622	15.6%
Total operating loss	$(1,258)	$(1,729)	$471	27.2%

Interest expense, net	$(10,067)	$(26,653)	$16,586	62.2%
Loss on debt extinguishment	(3)	—	(3)	NM
Other income, net	266	3,227	(2,961)	(91.8)%
Loss before income taxes	$(11,062)	$(25,155)	$14,093	56.0%
Provision for income taxes	(1,072)	(1,465)	393	26.8%
Net loss from continuing operations	$(12,134)	$(26,620)	$14,486	54.4%
NM = Not meaningful

Revenues. Total revenues decreased $11.6 million or 5.3% from the prior year quarter and were positively impacted by $1.2 million from foreign exchange movement. IHT revenues decreased by $6.4 million or 5.9% primarily due to a $4.9 million decrease in IHT U.S. operations revenue and a $2.8 million decrease in IHT Canada operations revenue due to lower activity in nested and turnaround services. This was partially offset by a $0.7 million increase in international regions revenue and $0.6 million increase in aerospace related revenue. MS revenue decreased by $5.2 million or 4.8%, which was attributable to a $5.6 million or 8.4% decrease in MS U.S. operations revenue primarily due to lower activity in repairs and maintenance work, and a $3.3 million decrease in MS Canada operations due to less project work. This was partially offset by a $3.7 million increase in international regions revenue.

Operating income (loss). Overall operating loss was $1.3 million in the current year quarter, a $0.5 million improvement compared to prior year quarter. IHT operating income decreased by $1.0 million or 13.2% due to lower activity in several regions, partially offset by higher direct margins in U.S. and cost reduction actions in Canada operations. MS operating income decreased by $1.1 million or 15.3% as compared to the prior year quarter, driven by our Canada operations and domestic valve business, partially offset by higher operating income from our U.S. and international operations and savings in our overhead costs. Corporate operating loss decreased by $2.6 million due to lower legal cost in the current quarter compared to the prior year quarter and lower overall costs due to the Company’s continuous cost reduction efforts. We continue to experience cost inflation in several areas across all segments, such as raw materials, transportation, and labor costs.
For the three months ended September 30, 2023 and 2022, operating loss includes net expenses totaling $2.8 million and $2.8 million, respectively, that we do not believe are indicative of our core operating activities, as detailed in the table below (in thousands):

	Three Months Ended September 30,
	2023	2022

Operating income (loss)	$(1,258)	$(1,729)
Professional fees and other	1,452	539
Legal costs	650	1,543
Severance charges, net	655	670
Total non-core expenses	2,757	2,752
Operating income, excluding non-core expenses	$1,499	$1,023
Excluding the impact of these identified non-core items in both periods, operating income increased by $0.5 million from income of $1.0 million in the three months ended September 30, 2022 to $1.5 million in the three months ended September 30, 2023. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense decreased by $16.6 million compared to the prior year quarter. The decrease was primarily attributable to lower outstanding debt during the current quarter compared to the prior year quarter due to the paydown of $225 million in November 2022 and full payoff of the remaining balance of our APSC term loan in June 2023. These effects were partially offset by a year over year increase in cash interest on the 2022 ABL Credit Facility and the increase in PIK interest on the Uptiered Loan / Subordinated Term Loan.
Cash interest paid during the quarter ended September 30, 2023 and 2022 was $5.0 million and $7.7 million, respectively.
Other income, net. Other income, net decreased by $3.0 million primarily due to the larger impact of foreign currency fluctuations and asset disposals in the third quarter of 2022 as compared to 2023.
Taxes. The provision for income tax was $1.1 million on the pre-tax loss from continuing operations of $11.1 million in the current year quarter, compared to a $1.5 million income tax provision on a pre-tax loss of $25.2 million in the prior year quarter. The effective tax rate, inclusive of discrete items, was a provision of 9.7% for the three months ended September 30, 2023, compared to a provision of 5.8% for the three months ended September 30, 2022. The effective tax rate differs from the prior year quarter compared to the current year quarter and from the statutory rate due to changes in the valuation allowance.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following is a comparison of our results of operations for the nine months ended September 30, 2023 to the nine months ended September 30, 2022.
The components of revenue and operating income (loss) from our continuing operations consisted of the following (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$322,426	$320,033	$2,393	0.7%
MS	326,058	308,884	17,174	5.6%
Total revenues	$648,484	$628,917	$19,567	3.1%
Operating income (loss):
IHT	$17,683	$13,038	$4,645	35.6%
MS	22,395	15,152	7,243	47.8%
Corporate and shared support services	(44,486)	(63,119)	18,633	29.5%
Total operating loss	$(4,408)	$(34,929)	$30,521	87.4%

Interest expense, net	$(43,499)	$(63,708)	$20,209	31.7%
Loss on debt extinguishment	(1,585)	—	(1,585)	NM
Other income, net	914	9,664	(8,750)	(90.5)%
Loss before income taxes	$(48,578)	$(88,973)	$40,395	45.4%
Provision for income taxes	(4,020)	(4,182)	162	3.9%
Net loss from continuing operations	$(52,598)	$(93,155)	$40,557	43.5%
NM = Not meaningful

Revenues. Total revenues increased $19.6 million or 3.1% from the prior year period, with both segments seeing increases compared to prior year period. IHT revenues increased by $2.4 million or 0.7% and MS revenue increased by $17.2 million or 5.6%. Revenues were negatively impacted by $3.8 million from adverse foreign exchange movements during the nine-month period ended September 30, 2023. IHT segment year to date revenue increased 0.7%, compared to the prior year period, which was primarily driven by an increase of $8.3 million in U.S. revenue due to higher callout and turnaround activity, an increase of $3.0 million in other international regions’ revenue and an increase of $1.1 million in aerospace activity, offset by a $10.0 million decrease in Canada revenue due to turnaround/project work in 2022 that did not repeat in 2023. MS segment revenue increased 5.6% compared to the prior year period, due to a $4.0 million increase in U.S. operations, primarily attributable to higher activity in callout, hot tapping and leak repair services, a $0.2 million increase in Canada operations and a $13.0 million increase in other international operations primarily attributable to higher turnaround activity, leak repair services and product sales.

Operating income (loss). Overall operating loss was $4.4 million in the current year, a $30.5 million or 87.4% improvement as compared to an operating loss of $34.9 million in the prior year. IHT operating income increased by $4.6 million or 35.6%, driven by higher activity and improved margins in the U.S. and indirect and SG&A cost reductions in the U.S. and Canada. MS operating income increased by $7.2 million as compared to the prior year period. Operating income from the U.S., Canada, and other international operations increased by $3.7 million, $1.2 million, and $2.3 million, respectively, driven by higher activity and improved margins. Corporate operating loss decreased by $18.6 million due to lower professional fees, lower legal and severance cost in the current year period as compared to the prior year period and lower overall costs due to the Company’s continuous cost reduction efforts. We continue to experience cost inflation in several areas across all segments, such as raw materials, transportation, and labor costs.

For the nine months ended September 30, 2023 and 2022, operating loss includes net expenses totaling $7.8 million and $16.9 million, respectively, that we do not believe are indicative of our core operating activities, as detailed in the table below (in thousands):

	Nine Months Ended September 30,
	2023	2022

Operating loss	$(4,408)	$(34,929)
Professional fees and other	5,820	10,576
Legal costs	850	3,271
Severance charges, net	1,177	3,028
Total non-core expenses	7,847	16,875
Operating income (loss), excluding non-core expenses	$3,439	$(18,054)
Excluding the impact of these identified non-core items in both periods, operating loss decreased by $21.5 million from a loss of $18.1 million to income of $3.4 million. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense, net decreased $20.2 million from the prior year period. The decrease was primarily attributable to lower outstanding debt during the 2023 period, due to a $225.0 million payment on the APSC term loan in November 2022 and subsequent pay off of the APSC term loan in June 2023. These decreases were partially offset by a year over year increase in cash interest on the 2022 ABL Credit Facility and the increase in PIK interest on the subordinated term loan.
Cash interest paid for nine months ended September 30, 2023 and 2022 was $14.5 million and $17.2 million, respectively.
Loss on Debt Extinguishment. On June 16, 2023, we used the proceeds from the ME/RE Loans and borrowings under the 2022 ABL Credit Facility to repay the total outstanding balance of $35.5 million under the Term Loan Credit Agreement with APSC plus the applicable prepayment premium, resulting in a loss on debt extinguishment of $1.6 million.
Other income, net. Other income decreased by $8.8 million from the prior year period primarily due to larger foreign currency fluctuations, gains on disposal of assets, and insurance proceeds received from a natural disaster claim in the 2022 period.
Taxes. The provision for income tax was $4.0 million on the pre-tax loss from continuing operations of $48.6 million in the current year-to-date period compared to income tax expense of $4.2 million on the pre-tax loss of $89.0 million in the prior year-to-date period. The effective tax rate was a provision of 8.3% for the nine months ended September 30, 2023, compared to a provision of 4.7% for the nine months ended September 30, 2022. The effective tax rate differs from the statutory rate and from the prior year period due to a change in the valuation allowance.

Non-GAAP Financial Measures and Reconciliations
We use supplemental non-GAAP financial measures which are derived from the consolidated financial information including adjusted net income (loss); adjusted net income (loss) per share; earnings before interest and taxes (“EBIT”); adjusted EBIT; adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) and free cash flow to supplement financial information presented on a GAAP basis.
We define adjusted net income (loss) and adjusted net income (loss) per share to exclude the following items: non-routine legal costs and settlements, non-routine professional fees, restructuring charges, loss on debt extinguishment, certain severance charges, and certain other items that we believe are not indicative of core operating activities. Consolidated adjusted EBIT, as defined by us, excludes the costs excluded from adjusted net income (loss) as well as income tax expense (benefit), interest charges, foreign currency (gain) loss, and items of other (income) expense. Consolidated adjusted EBITDA further excludes from consolidated adjusted EBIT depreciation, amortization, and non-cash share-based compensation costs. Segment adjusted EBIT is equal to segment operating income (loss) excluding costs associated with non-routine legal costs and settlements, non-routine professional fees, loss on debt extinguishment, certain severance charges, and certain other items as determined by management. Segment adjusted EBITDA further excludes from segment adjusted EBIT depreciation, amortization, and non-cash share-based compensation costs. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures.
Management believes these non-GAAP financial measures are useful to both management and investors in their analysis of our financial position and results of operations. In particular, adjusted net income (loss), adjusted net income (loss) per share, consolidated adjusted EBIT, and consolidated adjusted EBITDA are meaningful measures of performance which are commonly used by industry analysts, investors, lenders, and rating agencies to analyze operating performance in our industry, perform analytical comparisons, benchmark performance between periods, and measure our performance against externally communicated targets. Our segment adjusted EBIT and segment adjusted EBITDA are also used as a basis for the Chief Operating Decision Maker to evaluate the performance of our reportable segments. Free cash flow is used by our management and investors to analyze our ability to service and repay debt and return value directly to stakeholders.
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
The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted Net Loss:
Net loss	$(12,134)	$(26,620)	$(52,598)	$(93,155)
Professional fees and other[1]	1,452	539	5,820	10,576
Write-off of software cost	629	—	629	—
Legal costs[2]	650	1,543	850	3,271
Severance charges, net[3]	655	670	1,177	3,028
Natural disaster insurance recovery	—	—	—	(872)
Loss on debt extinguishment	3	—	1,585	—
Tax impact of adjustments and other net tax items[4]	(37)	(24)	(122)	(31)
Adjusted Net Loss	$(8,782)	$(23,892)	$(42,659)	$(77,183)

Adjusted Net Loss per common share:
Basic	$(2.01)	$(5.53)	$(9.79)	$(18.65)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(12,134)	$(26,620)	$(52,598)	$(93,155)
Provision for income taxes	1,072	1,465	4,020	4,182
Loss (gain) on equipment sale	10	(786)	(286)	(4,269)
Interest expense, net	10,067	26,653	43,499	63,708
Professional fees and other[1]	1,452	539	5,820	10,576
Write-off of software cost	629	—	629	—
Legal costs[2]	650	1,543	850	3,271
Severance charges, net[3]	655	670	1,177	3,028
Foreign currency gain	(742)	(2,264)	(776)	(3,955)
Pension credit[5]	(163)	(178)	(481)	(571)
Natural disaster insurance recovery	—	—	—	(872)
Loss on debt extinguishment	3	—	1,585	—
Consolidated Adjusted EBIT	1,499	1,022	3,439	(18,057)
Depreciation and amortization
Amount included in operating expenses	3,613	3,771	11,026	11,843
Amount included in SG&A expenses	5,783	5,216	17,455	15,607
Total depreciation and amortization	9,396	8,987	28,481	27,450
Non-cash share-based compensation costs	232	629	859	570
Consolidated Adjusted EBITDA	$11,127	$10,638	$32,779	$9,963

Free Cash Flow:
Cash provided by (used in) operating activities	$1,548	$5,913	$(22,069)	$(50,573)
Capital expenditures	(2,360)	(5,883)	(7,433)	(17,299)
Free Cash Flow	$(812)	$30	$(29,502)	$(67,872)
____________________________________
1    For the three and nine months ended September 30, 2023, includes $1.5 million and $4.7 million, respectively related to debt financing, and $0 and $1.1 million, respectively, related to lease extinguishment charges and other project costs. For the three and nine months ended September 30, 2022, includes $0.5 million and $10.5 million, respectively, related to costs associated with the debt financing and corporate support costs.
2    Primarily relates to accrued legal matters and legal fees.
3    For the three and nine months ended September 30, 2023, primarily related to customary severance costs associated with staff reductions across multiple departments. For the three months ended September 30, 2022, primarily related to customary severance costs associated with staff reductions across multiple corporate departments. For the nine months ended September 30, 2022 includes $1.3 million related to customary severance costs associated with executive departures and $1.7 million associated with severance across multiple corporate departments.
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

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Segment Adjusted EBIT and Adjusted EBITDA:

IHT
Operating income	$6,412	$7,390	$17,683	$13,038
Severance charges, net[1]	195	150	400	192
Professional fees and other[3]	—	—	828	—
Adjusted EBIT	6,607	7,540	18,911	13,230
Depreciation and amortization	3,148	3,022	9,390	9,372
Adjusted EBITDA	$9,755	$10,562	$28,301	$22,602

MS
Operating income	$6,482	$7,655	$22,395	$15,152
Severance charges, net[1]	287	35	595	89
Professional fees and other[3]	—	—	67	—
Adjusted EBIT	6,769	7,690	23,057	15,241
Depreciation and amortization	4,656	4,704	14,113	14,222
Adjusted EBITDA	$11,425	$12,394	$37,170	$29,463

Corporate and shared support services
Net loss	$(25,028)	$(41,665)	$(92,676)	$(121,345)
Provision for income taxes	1,072	1,465	4,020	4,182
Loss (gain) on equipment sale	10	(786)	(286)	(4,269)
Interest expense, net	10,067	26,653	43,499	63,708
Foreign currency gain	(742)	(2,264)	(776)	(3,955)
Pension credit[2]	(163)	(178)	(481)	(571)
Professional fees and other[3]	1,452	539	4,925	10,576
Write-off of software cost	629	—	629	—
Legal costs[4]	650	1,543	850	3,271
Severance charges, net[1]	173	485	182	2,747
Loss on debt extinguishment	3	—	1,585	—
Natural disaster insurance recovery	—	—	—	(872)
Adjusted EBIT	(11,877)	(14,208)	(38,529)	(46,528)
Depreciation and amortization	1,592	1,261	4,978	3,856
Non-cash share-based compensation costs	232	629	859	570
Adjusted EBITDA	$(10,053)	$(12,318)	$(32,692)	$(42,102)
___________________
1    For the three and nine months ended September 30, 2023, primarily related to customary severance costs associated with staff reductions across multiple departments. For the three months ended September 30, 2022, primarily related to customary severance costs associated with staff reductions across multiple corporate departments. For the nine months ended September 30, 2022 includes $1.3 million related to customary severance costs associated with executive departures and $1.7 million associated with severance across multiple corporate departments.
2    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date. Accruals for future benefits ceased in connection with a plan curtailment in 2013.
3    For the three and nine months ended September 30, 2023, includes $1.5 million and $4.7 million, respectively related to debt financing, and $0 and $1.1 million, respectively, related to lease extinguishment charges and other project costs. For the three and nine months ended September 30, 2022, includes $0.5 million and $10.5 million, respectively, related to costs associated with the debt financing and corporate support costs.
4    Primarily relates to accrued legal matters and legal fees.

Liquidity and Capital Resources
Financing for operations consists primarily of our 2022 ABL Credit Agreement (which includes the Revolving Credit Loans and, the Delayed Draw Term Loan), ME/RE Loans, the A&R Term Loan Credit Agreement (which includes the Uptiered Loan and the Incremental Term Loan), and cash flows from our operations. As of September 30, 2023, we had approximately $19.9 million of borrowing capacity consisting of $4.9 million available under the 2022 ABL Credit Agreement, and $15.0 million available under the A&R Term Loan Agreement. Our principal uses of cash are for working capital, capital expenditures, and operations.
Our cash and cash equivalents as of September 30, 2023 totaled $21.5 million, consisting of $16.5 million of unrestricted cash on hand, and $5.0 million of restricted cash. As of December 31, 2022, our cash and cash equivalents were $58.1 million, including $51.1 million of unrestricted cash on hand, and $7.0 million of restricted cash. Our total debt and finance obligations were $301.1 million, of which $5.3 million was classified as current at September 30, 2023, compared to total debt of $285.9 million at December 31, 2022.
As of November 7, 2023, we had consolidated cash and cash equivalents of $25.5 million, excluding $5.0 million of restricted cash. In addition, we had $10.0 million available under the A&R Term Loan Agreement and approximately $4.0 million of undrawn availability under our other various credit facilities, resulting in total liquidity of $39.5 million.
As of September 30, 2023, we were in compliance with all debt provisions and covenants under our various debt agreements.
Refer to Note 11 - Debt for information on our debt instruments.
Capital Resources. We establish a capital budget at the beginning of each calendar year and review it during the course of the year. Our capital budgets are based upon our estimate of internally generated sources of cash including from asset sales, as well as cash on hand and the available borrowing capacity under our ABL and other Credit Facilities. We expect to finance our 2023 capital budget with cash flows from operations, cash on hand, proceeds from asset sales, and amounts available under our debt arrangements. Actual capital expenditure levels may vary significantly due to many factors, including industry conditions; the prices and availability of goods and services; the extent to which non-strategic assets are sold and our liquidity outlook.
We continuously monitor our liquidity needs, coordinate our capital expenditure program with our expected cash flows and projected debt-repayment schedule, and evaluate our available alternative sources of liquidity, including accessing debt and equity capital markets in light of current and expected economic conditions. Although we cannot provide any assurance, we believe that our liquidity position and our improving ability to generate cash flows from our operations due to the success of our ongoing cost reduction efforts should be adequate to meet our cash requirements inclusive of, but not limited to, our normal operating needs, debt service obligations and commitments of at least the next twelve months.
Cash Flows
The following table summarizes cash flows from Operating, Investing and Financing activities (in thousands):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2023	2022	Increase (Decrease)
Operating activities	$(22,069)	$(46,365)	52%
Investing activities	(7,019)	(13,837)	49%
Financing activities	(7,395)	63,288	(112)%
Effect of exchange rate changes on cash	(109)	(1,373)	NM
Net change in cash and cash equivalents	$(36,592)	$1,713	NM
NM - Not meaningful

Cash flows attributable to our operating activities. For the nine months ended September 30, 2023, net cash used in operating activities was $22.1 million, an improvement of $24.3 million over the 2022 period. Our net cash used in operating activities was driven by our net loss for the period, which totaled $52.6 million and negative working capital of $26.2 million, partially offset by amortization of debt issuance costs of $16.9 million, depreciation and amortization of $28.5 million, and PIK interest of $10.9 million.
For the nine months ended September 30, 2022, net cash used in operating activities was $46.4 million. Our net cash used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net loss, which totaled $76.9 million. The decline in cash generated from operations was driven by the net loss during the period, negative working capital impacts of $35.3 million, a gain on disposal of assets of $4.3 million, and movement in deferred income taxes of $0.4 million. These were partially offset by amortization of debt issuance costs and debt discount, and write off of deferred loan costs of $28.4 million, depreciation and amortization of $28.6 million, and PIK interest of $15.5 million.
Cash flows attributable to our investing activities. For the nine months ended September 30, 2023, net cash used in investing activities was $7.0 million, consisting primarily of capital expenditures of $7.4 million, partially offset by $0.4 million of cash proceeds from asset sales.
For the nine months ended September 30, 2022, net cash used in investing activities was $13.8 million, consisting primarily of $21.0 million of capital expenditures, partially offset by $7.2 million of cash proceeds from asset sales.
Cash flows attributable to our financing activities. For the nine months ended September 30, 2023, net cash used in financing activities was $7.4 million consisting primarily of net borrowings under our 2022 ABL Credit Facility of $11.0 million, borrowings under ME/RE loans of $27.4 million and borrowings under the Incremental Term Loan of $42.5 million, offset by the payoff of APSC Term Loan of $37.1 million, payoff of the Notes of $41.2 million and payment of debt issuance cost of $8.4 million.
For the nine months ended September 30, 2022, net cash provided by financing activities was $63.3 million consisting primarily of net borrowings under our ABL Credit Facility of $67.8 million and $9.7 million cash proceeds from the equity issuances, partially offset by $13.6 million in payments for debt issuance costs.
Effect of exchange rate changes on cash and cash equivalents. For the nine months ended September 30, 2023 and 2022, the effect of foreign exchange rate changes on cash was $0.1 million and $1.4 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in U.S. Dollar exchange rates against the Canadian Dollar, the Euro, the British Pound, the Australian Dollar and Mexican Peso.
Contractual Obligations. We have various contractual obligations in the normal course of our operations. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K. See Note 11 - Debt for additional details regarding new financing transactions and amendments to our debt agreements that were executed during the year.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. See Note 11 - Debt for additional details on our off-balance sheet arrangements.
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item 3.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded as of September 30, 2023, that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the requisite time periods.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2023.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information on legal proceedings, see Note 14 - Commitments and Contingencies to the condensed consolidated financial statements included in this report.

ITEM 1A.	RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties. There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

ITEM 5.	OTHER INFORMATION
NONE

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Team, Inc. (filed as Exhibit 3.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on December 2, 2011, incorporated herein by reference).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Team, Inc., dated October 24, 2013 (filed as Exhibit 3.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on October 25, 2013, incorporated herein by reference).

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Team, Inc., dated November 28, 2022 (filed as Exhibit 3.3 to Team, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08604) filed on May 11, 2023, incorporated herein by reference).

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

TEAM, INC. (Registrant)

Date: November 9, 2023	/S/ Keith D. Tucker
Keith D. Tucker Chief Executive Officer (Principal Executive Officer)

/S/ Nelson M. Haight
Nelson M. Haight Chief Financial Officer (Principal Financial Officer)

/S/ Matthew E. Acosta
Matthew E. Acosta Vice President, Chief Accounting Officer (Principal Accounting Officer)