Form 10-K
period 2023-12-31
TEAM INC
filed 2024-03-07
CIK 318833

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates on June 30, 2023 was approximately $23.7 million, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $8.30.
For purposes for the foregoing calculation only, all directors, executive officers, the Team, Inc. Salary Deferral Plan and Trust and known 10% or greater beneficial owners have been deemed affiliates.
The Registrant had 4,415,201 shares of common stock, par value $0.30, outstanding as of March 5, 2024.
Documents Incorporated by Reference
Portions of our Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Table of Content

ANNUAL REPORT ON FORM 10-K INDEX

Table of Content

Certain items required in Part III of this Annual Report on Form 10-K can be found in our 2024 Proxy Statement and are incorporated herein by reference. A copy of the 2024 Proxy Statement will be provided, without charge, to any person who receives a copy of this Annual Report on Form 10-K and submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas 77478.
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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, risks related to:
•our ability to generate sufficient cash from operations, access our 2022 ABL Credit Facility (defined below) or amounts available under our Delayed Draw Term Loan (defined below) to support our operations, or maintain our compliance with covenants under our debt arrangements including our 2022 ABL Credit Agreement (defined below) and A&R Term Loan Credit Agreement (defined below);
•our ability to manage inflationary pressures in our operating costs;
•negative market conditions, including domestic and global inflationary pressures, future economic uncertainties, and impacts from epidemics and pandemics, particularly in industries in which we are heavily dependent;
•delays in the commencement of major projects;
•seasonal and other variations, such as severe weather conditions (including conditions influenced by climate change) and the nature of our clients’ industry;
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
•our ability to continue to meet the New York Stock Exchange’s (“NYSE”) continued listing requirements and rules, and the risk that the NYSE may delist our common stock, which could negatively affect our company, the price of our

Table of Content

common stock and our shareholders’ ability to sell our common stock in the event we are unable to list our common stock on another exchange;
•our financial forecasts being based upon estimates and assumptions that may materially differ from actual results;
•our incurrence of liabilities and suffering of negative financial or reputational impacts relating to occupational health and safety matters;
•our ability to continue as a going concern;
•changes in laws or regulations in the local jurisdictions that we conduct our business;
•the inherently uncertain outcome of current and future litigation; and
•acts of terrorism, war or political or civil unrest in the United States or elsewhere, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions.
ITEM 1.    BUSINESS
General Development of Business
Introduction. Unless otherwise indicated, the terms “Team,” “we,” “our” and “us” are used in this report to refer to either Team, Inc., to one or more of our consolidated subsidiaries or to all of them taken as a whole. Our stock is traded on the NYSE under the symbol “TISI”.
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
IHT provides conventional and advanced non-destructive testing services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. In addition, IHT provides comprehensive non-destructive testing services and metallurgical and chemical processing services to the aerospace industry, covering a range of components including finished machined and in-service components. IHT also provides advanced digital imaging including remote digital video imaging.
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
•Midstream (valves, terminals and storage, and pipeline);
•Public Infrastructure (construction and building, roads, dams, amusement parks, bridges, ports, and railways); and
•Aerospace and Defense.

Table of Content

Description of Business
Inspection and Heat Treating Segment:
IHT offers standard to specialty inspection services as well as heat treating services and digital imaging services. Heat treating services are generally associated with turnaround, project and new construction activities. These core IHT services are as follows:
•Non-Destructive Evaluation and Testing Services.
•Radiographic Testing.
•Ultrasonic Testing.
•Magnetic Particle Inspection.
•Liquid Penetrant Inspection.
•Positive Material Identification.
•Electromagnetic Testing.
•Alternating Current Field Measurement.
•Eddy Current Testing.
•Long-Range Guided Ultrasonics.
•Phased Array Ultrasonic Testing.
•Terminals and Storage Inspection and Management Programs.
•Rope Access.
•Mechanical Integrity Services.
•Pipeline Integrity Services.
•Heat Treating Services.
Mechanical Services Segment:
MS provides onstream services engineered to keep client assets on-line and producing, and specialty maintenance, turnaround and outage services, which are performed while assets are off-line, and are designed to reduce client downtime. These core MS services listed below are delivered in on-call, project-managed, and full-time nested capacities.
•Leak Repair Services.
•Engineered Composite Repair.
•Emissions Control/Compliance Services.
•Hot Tapping Services.
•Valve Insertion Services.
•Field Machining Services.
•Bolted Joint Integrity Services.
•Vapor Barrier Plug and Weld Testing Services.
•Valve Management Solutions.
Marketing, Clients and Competition
Our industrial services are marketed principally by personnel based at our service locations. We believe that these service locations are situated to facilitate timely responses to client needs with on-call expertise, which is an important feature of selling and providing our services. The capacity and capability scope of our discrete and integrated services also allows us to benefit from the procurement trends of many of our clients who are seeking to reduce the number of contractors and vendors in their facilities, as well as to outsource more of such services. No single client accounted for 10% or more of consolidated revenues during the years ended December 31, 2023 and 2022, respectively.

Table of Content

Generally, clients are billed on a time and materials basis, although some work may be performed pursuant to a fixed-price bid. Services are usually performed pursuant to purchase orders issued under written client agreements. While most purchase orders provide for the performance of a single job, some provide for services to be performed on a run-and-maintain basis. Substantially all our agreements and contracts may be terminated by either party on short notice. The agreements generally specify the range of services to be performed and the hourly rates for labor and equipment. While many contracts cover specific plants or locations, we also enter into multiple-site regional or national contracts which cover multiple plants or locations.
In general, competition stems from a large number of other outside service contractors. More than 100 different competitors are currently active in our markets. We believe we have a competitive advantage over most service contractors due to the quality, training and experience of our technicians, our rigorous safety training and procedures, our North America and international service capability, the breadth and depth of our services, our ability to provide such services on an integrated, more turnkey basis, and our technical engineered support coupled with our manufacturing capabilities supporting the service network.
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
Compliance with Government Regulations
A significant portion of our business activities are subject to foreign, federal, state and local laws and regulations. These regulations are administered by various foreign, federal, state and local health and safety and environmental agencies and authorities, including Occupational Safety and Health Administration (“OSHA”) of the U.S. Department of Labor and the U.S. Environmental Protection Agency (the “EPA”). Failure to comply with these laws and regulations may involve civil and criminal liability. From time to time, we are also subject to a wide range of reporting requirements, certifications and compliance as prescribed by various federal and state governmental agencies that include, but are not limited to, the EPA, the Nuclear Regulatory Commission, OSHA, the Department of Transportation and the Federal Aviation Administration. Also, many states where we operate regulate health, safety and environmental activities, such as California OSHA and Texas Commission on Environmental Quality. Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect that compliance with such laws and regulations will require us to make material expenditures.
From time to time, during the operation of our environmental consulting and engineering services, the assets of which were sold in 1996, we handled small quantities of certain hazardous wastes or other substances generated by our clients. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the “Superfund Act”), the EPA is authorized to take administrative and judicial action to either cause parties who are responsible under the Superfund Act for cleaning up any unauthorized release of hazardous substances to do so, or to clean up such hazardous substances and to seek reimbursement of the costs thereof from the responsible parties, who are jointly and severally liable for such costs under the Superfund Act. The EPA may also bring suit for treble damages from responsible parties who unreasonably refuse to voluntarily participate in such a clean-up or funding thereof. Similarly, private parties who bear the costs of cleanup may seek to recover all or part of their costs from responsible parties in cost recovery or contribution actions. Responsible parties include anyone who owns or operates the facility where the release occurred (either currently and/or at the time such hazardous substances were disposed of), or who by contract arranges for disposal, treatment, transportation for disposal or treatment of a hazardous substance, or who accepts hazardous substances for transport to disposal or treatment facilities selected by such person from which there is a release. We believe that our risk of liability is minimal since our environmental consulting and engineering services consisted solely of maintaining and storing small samples of materials for laboratory analysis that are classified as hazardous. Due to its prohibitive costs, we accordingly do not currently carry insurance to cover any potential liabilities under the Superfund Act or similar environmental statutes.
Human Capital
Due to the seasonal nature of our business, our employee headcount varies during the year. During 2023, we averaged approximately 5,400 employees, with approximately 4,050 employed in the United States and 1,350 internationally. Human capital management, combined with our core values and talent management initiatives, is a key driver of our employee retention program. We invest in our talent by providing our employees with targeted training, mentoring and career

Table of Content

development opportunities, all of which enable us to hire and retain skilled, high-performing employees. We work to prioritize our safety-first culture and our diversity and inclusion initiatives, and we seek to retain employees through our employee engagement efforts and our competitive compensation and benefits packages.
Business ethics and core values
Our core values anchor every aspect of our business in a set of commonly held beliefs and commitments. They represent what we stand for, the values our employees embody, what our clients can expect in the delivery of our services and what our services and products contribute to the market. These statements are deeply ingrained in our culture, guiding employee behavior and our decisions and actions.
•Safety First/Quality Always – In everything we do;
•Integrity – Uncompromising standards of integrity and ethical conduct;
•Service Leadership – Leading service quality, professionalism and responsiveness;
•Innovation – Supporting continuous growth and improvement;
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
We are an Equal Employment Opportunity employer and it is our policy to provide equal employment opportunities to all qualified persons. We seek to attract and retain a diverse workforce, in particular for our technician population, which comprises more than 77% of our overall global workforce.

	Corporate Leadership	General & Administrative	Global Workforce[1]
Female	13%	56%	11%
Male	87%	44%	89%
_________________
1    Global workforce includes technicians.
We have developed diversity focused strategies through internal initiatives and collaboration with the career centers at the universities where we recruit. We recruit diverse candidate populations through targeted outreach efforts and collaborations with the Society of Women Engineers (“SWE”), Society of Hispanic Engineering’s (“SHPE”) and National Society of Black Engineers (“NSBE”) programs, as well as recruiting at Historically Black Colleges and Universities.
Health, safety and training
We have “12 Life Saving Rules” across our organization to further enhance our safety focused culture. The 12 Life Saving Rules are clear and simple rules designed to address those activities that put our employees at the greatest risk. The rules include both encouraged behaviors as well as discouraged behaviors. All our employees receive online training on the rules and must acknowledge that they have read them. The rules are posted internally, communicated throughout our organization through our safety bulletins, and are printed in multiple languages. In 2022 we enhanced our 12 Life Saving Rules by establishing our 5 Hand Safety Rules. These rules are specific to those high hazard tasks where the opportunity for hand injury is most prevalent. These rules remind our work force about hand placement, proper guarding, and when to get assistance.
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

Table of Content

We recognize the importance of providing training to continually support career growth and development. Our talent management programs are designed to empower and inspire our team members to personalize their career journeys by building critical job skills, gaining hands-on experience, providing ongoing access to world class training, assigning relevant career mentors and paving the way toward career paths that provide long-term advancement within our organization.
We have incorporated more flexibility in our work environment by offering eligible employees the ability to work remotely or on-site, and by offering flexible working schedules. We expect to continue offering such flexibility to eligible employees moving forward.
Employee engagement
Periodically, our employees participate in engagement surveys, which provide us with valuable insight as we seek to improve our overall employee engagement and satisfaction. Acting upon employee feedback generated from our surveys, we review our regional health benefits, communication strategy and training efforts on an ongoing basis. We believe the significant response rates to our surveys are indicative of the intensity of our employee’s connection to our organization, marked by a committed effort to achieve goals in environments that support productivity and maintain personal well-being. In 2023, we celebrated Team’s 50th anniversary. We held employee celebrations across the globe, commemorated the milestone with a signature gift for all employees and presented a 50th anniversary video showcasing our employees and highlighting some of Team’s most significant accomplishments over the years. Additionally in 2023, we continued our focus on regular communications with our employees. We hosted global town hall meetings throughout the year and introduced the monthly CEO Connection newsletter.
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
We strive to promote and support business practices that are environmentally sustainable, socially conscious, and aligned with strong corporate governance practices. Our highest value is the health and safety of our employees, clients, community and other contractors. We are committed to conducting our business in a manner that protects the environment and the health and safety of our employees, our clients, our suppliers and contractors and the general public. We provide training to support career growth opportunities for our diverse team of employees and actively contribute to the local communities in which we operate. We strive to be an industry leader in the fields of health, safety and environmental management and work with government organizations and industry organizations in support of laws, regulations, standards and other programs that safeguard the workplace and our environment. To meet this commitment, we maintain management systems designed to ensure compliance with all applicable laws, regulations and internal requirements, as well as to facilitate the continuous improvement of our processes, products, and personnel.
Many of our services, including our inspection, emissions monitoring and leak repair services, are crucial in assisting our clients to identify, assess and reduce their carbon and greenhouse gas emissions. We provide inspection, condition assessment, maintenance and repair services and support our clients’ diversification efforts into sources of renewable energy. We work closely with our clients across the world to assist them in meeting their environmental sustainability goals.
We sponsor and support numerous charitable organizations and encourage our employees to donate their time and financial support to serving the needs of their communities. These contributions help to support the work of nonprofit organizations of all sizes, working in areas such as disability services and support, disaster response, and hunger prevention around the globe.
Our Corporate Governance and Nominating Committee has responsibility for maintaining oversight over the development of appropriate environmental, social and corporate governance principles, policies and practices for Team, including our public reporting on corporate responsibility and sustainability. Our Company management is responsible for the day-to-day operation of ESG matters. Our Executive Vice President, Administration, Chief Legal Officer & Secretary, who reports directly to our CEO, has general oversight responsibility with respect to matters of sustainability and social responsibility and is the executive sponsor of our ESG Council. Under its charter, the ESG Council, which is a management committee formed to assist our Executive Vice President, Administration, Chief Legal Officer & Secretary in oversight responsibilities, is responsible for recommending our ESG objectives, monitoring the implementation and performance of our ESG objectives, overseeing the progress made against our social and environmental goals and reporting on our ESG performance. The Corporate Governance and Nominating Committee receives regular reports from our Executive Vice

Table of Content

President, Administration, Chief Legal Officer & Secretary and ESG Council regarding the considerations and actions taken by us with respect to ESG.
APSC Board Rights
On November 1, 2022, we entered into the Board Rights Agreement (the “APSC Board Rights Agreement”) with Atlantic Park Strategic Capital Fund, L.P. (“APSC”), pursuant to which APSC, acting as investor representative on behalf of itself and its affiliates that beneficially own our common stock (such affiliates, together with APSC, the “APSC Investors”), may, subject to common stock ownership thresholds and other terms provided in the APSC Board Rights Agreement, designate an individual to serve as a non-voting observer at all meetings of our Board of Directors (the “Board”) and nominate an individual designated by APSC to serve on the Board (the “APSC Investor Director”). The right to nominate the APSC Investor Director is subject to certain qualification requirements and the discretion of our Corporate Governance and Nominating Committee under limited circumstances. The APSC Investors’ rights under the APSC Board Rights Agreement are a continuation of existing rights under that certain term loan credit agreement dated December 18, 2020 (the “Term Loan Credit Agreement”) and that certain commitment letter (the “Commitment Letter”), dated as of November 9, 2021, by and among us, Corre Partners Management, LLC (“Corre”) and APSC in the event obligations under the Term Loan Credit Agreement cease to be outstanding. The APSC Investors are not permitted to designate, in the aggregate, more than one non-voting board observer and more than one APSC Investor Director under the APSC Board Rights Agreement, the Term Loan Credit Agreement and the Commitment Letter, provided that the APSC Board Rights Agreement does not otherwise limit or impair any rights under the Commitment Letter and the Term Loan Credit Agreement.
In the event of the resignation, death or removal (for cause or otherwise) of the APSC Investor Director from the Board, APSC, acting on behalf of the APSC Investors, will have the right, but not the obligation, to designate a successor APSC Investor Director to the Board to fill the resulting vacancy on the Board (and any applicable committee thereof), subject to certain qualification requirements specified in the APSC Board Rights Agreement.
Corre Board Rights
On June 16, 2023, in connection with, and effective upon, the consummation of the transactions contemplated by the A&R Term Loan Credit Agreement and ABL Amendment No. 3 (as defined below), we, Corre and the other parties thereto, entered into the Board Rights Agreement (the “Corre Board Rights Agreement”), pursuant to which Corre, acting on behalf of itself and its affiliates that beneficially own our common stock (such affiliates, together with Corre, the “Corre Investors”), may, subject to common stock ownership thresholds and/or indebtedness and commitment thresholds and other terms provided in the Corre Board Rights Agreement, designate an individual to serve as a non-voting observer at all meetings of the Board, nominate one individual to serve as Chairman of the Board (the “Chairperson”), and nominate two additional individuals to serve on the Board (such individuals, together with the Chairperson, the “Corre Investor Directors”). The right to nominate the Corre Investor Directors is subject to certain qualification requirements and the discretion of our Corporate Governance and Nominating Committee under limited circumstances.
In the event of the resignation, death or removal (for cause or otherwise) of the Corre Investor Directors from the Board, Corre, acting on behalf of the Corre Investors, will have the right, but not the obligation, to designate a successor Corre Investor Director, as applicable, to the Board to fill the resulting vacancy on the Board (and any applicable committee thereof), subject to certain qualification requirements specified in the Corre Board Rights Agreement.

Available Information
Our internet website address is www.teaminc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at http://www.sec.gov. We post our code of ethical conduct, our governance principles, our social responsibility policy and the charters of our Board committees on our website. Our governance documents are available in print to any shareholder that submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas 77478. Information contained on our website is not part of this Annual Report on Form 10-K.

Table of Content

ITEM 1A.    RISK FACTORS
Our business, financial condition, results of operations, cash flows and/or stock price could be materially adversely affected by any of the risks and uncertainties described below, individually or in combination. Such risk factors and uncertainties could also affect whether any forward-looking statements in this Annual Report on Form 10-K ultimately prove to be accurate.
Risks Related to Market Conditions
Demand for our services is sensitive to oil and gas prices, global oil supply and other factors which impact our client’s current and future spending levels. Global oil and gas supply and demand are impacted by several factors including global economic conditions, geopolitical events, widespread public health crises, epidemics and pandemics, and domestic and global inflationary pressures which may reduce the availability of liquidity and credit and, in many cases, reduce demand for our clients’ products. Disruptions or volatility in these markets could also adversely affect our clients’ decisions to fund ongoing maintenance and new capital projects, resulting in contract cancellations or suspensions, capital project delays, repurposing of infrastructure, and infrastructure closures. These factors may also adversely affect our ability to collect payment for work we have previously performed. Such disruptions, should they occur, could materially impact our results of operations, financial position, credit capacity or cash flows.
Extended periods of low prices for crude oil can have a material adverse impact on our results of operations, financial condition, and liquidity. While we continue our efforts to expand our market presence in the areas of aerospace and defense, construction, chemical processing, manufacturing, power generation, and public infrastructure, among other industries, economic downturns within the oil and gas industry including falling crude oil prices, have resulted in, and could in the future, result in reduced demand for our services.
Our revenues are heavily dependent on certain industries. Sales of our services are dependent on clients in certain industries, particularly the refining and petrochemical industries. As we have experienced in the past, and as we expect to occur in the future, downturns characterized by diminished demand for services in these industries as well as potential changes due to consolidation or changes in client businesses or governmental regulations, could have a material impact on our results of operations, financial position or cash flows. Certain industries and clients have employees represented by unions and could be subject to temporary work stoppages which could impact our activity level.
We sell our services in highly competitive markets, which can limit our ability to increase prices and maintain or increase the market share of our services. Our competition generally stems from other outside service contractors, many of whom offer a similar range of services. Future economic uncertainty could generally reduce demand for industrial services and thus create a more competitive bidding environment for new and existing work. No assurances can be made that we will continue to maintain our pricing model or increase our market share or profitability.
Our ongoing investments in new client markets involve significant risks, could disrupt our current operations and may not produce the long-term benefits that we expect. Our ability to compete successfully in new client markets depends on our ability to continue to deliver innovative, relevant and useful services to our clients in a timely manner. As a result, we have invested, and expect to continue to invest, resources in developing products and services to market to new clients. Such investments may not prioritize short-term financial results and may involve significant risks and uncertainties, including encountering new, well established competitors. We may fail to generate sufficient revenue, operating margin or other value to justify our investments in such new client markets, thereby harming our ability to generate revenue.
We may not be able to meet the NYSE’s continued listing requirements and rules, and the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our shareholders’ ability to sell our common stock. The NYSE has several listing requirements set forth in the NYSE Listed Company Manual. For example, Section 802.01C of the NYSE Listed Company Manual requires that our common stock trade at a minimum average closing price of $1.00 per share over a consecutive 30 trading day period. Section 802.01B of the NYSE Listed Company Manual requires that either our average global market capitalization (inclusive of common and preferred equity) or our total shareholders’ equity exceed $50.0 million.
There is no assurance that we will remain in compliance with Section 802.01B and Section 802.01C of the NYSE Listed Company Manual or other NYSE continued listing standards in the future. A delisting of our common stock from the NYSE could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, our employees, and parties conducting business with us.
Risks Related to Our Operations
If we are not able to implement commercially competitive services in a timely manner in response to changes in the market, client requirements, competitive pressures and technology trends, our business and results of operations could be materially and adversely affected. Competition can place downward pressure on our prices and profitability. Our share of the market for our services is characterized by continual technological developments to provide better and more cost-effective services. If we are not able to implement commercially competitive services and products in a timely manner in response to changes in the market, client requirements, competitive pressures, inflationary pressures and technology trends, our business and results of operations could be materially and adversely affected. Likewise, if our proprietary technologies, equipment, facilities, or work processes become obsolete, we may no longer be competitive, and our business and results of operations could be materially and adversely affected.
No assurances can be made that we will be successful in hiring or retaining members of a skilled technical workforce. We have a skilled technical workforce and an industry recognized technician training program for each of our service lines that prepares new employees as well as further trains our existing employees. The competition for these individuals is intense. The failure to retain these individuals, or failure to attract new employees, could adversely affect our ability to perform our obligations on our clients’ projects or maintenance and consequently could negatively impact our ability to meet the demand for our products and services.
Unsatisfactory quality of service execution, including safety performance, can affect client relationships, eliminate or reduce revenue streams from our largest clients, result in higher operating costs and negatively impact our ability to hire and retain a skilled technical workforce. The services we provide could incur quality of execution issues that may be caused by our workforce personnel and/or components we manufacture or purchase from other manufacturers or suppliers. If the quality of our services does not meet our clients’ expectations or satisfaction, then our sales and operating earnings, and, ultimately, our reputation, could be negatively impacted. Additionally, our workers are subject to the normal hazards associated with providing services at industrial facilities. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, destruction of property, plant and equipment, lower employee morale and environmental damage. While we are intensely focused on maintaining a strong safety environment and minimizing the risk of accidents, there can be no assurance that these efforts will be effective. Poor safety performance may limit or eliminate potential revenue streams, including from many of our largest clients, and may materially increase our operating costs, including increasing our required insurance deductibles, self-insured retention and insurance premium costs.
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
Improvements in operating results from expected savings in operating costs from workforce reductions and other cost saving and business improvement initiatives may not be realized, may take longer to be realized, or could be realized only for a limited period. Since January 2021, we have implemented a new strategic organizational structure and reduced our operating costs through headcount reductions and other steps to better position ourselves for the recovery after the COVID-19 pandemic and to continue service diversification and enhance client value. These organizational changes resulted in restructuring charges and other cost-saving opportunities. However, to implement this or any other future cost savings or business improvement initiatives, we expect to incur additional expenses, which could adversely impact our financial results prior to the realization of the expected benefits associated with the initiatives. Due to numerous factors or future developments, we may not achieve cost reductions or other business improvements consistent with our expectations or the benefits may be delayed. These factors or future developments could include (i) the incurrence of higher than expected costs or delays in reassigning and retraining remaining employees or outsourcing or eliminating duties and functions of eliminated employees, (ii) unanticipated delays in discharging employees in eliminated positions as a result of regulatory or legal limitations on employee terminations in certain jurisdictions, (iii) actual savings differing from anticipated cost savings, (iv) anticipated benefits from business improvement initiatives not materializing and (v) disruptions to normal operations or other unintended adverse impacts resulting from the initiatives, including negatively impacting our ability to grow our business.
We may also decide to reduce, suspend or terminate our cost-saving and business improvement initiatives at any time before achieving the estimated benefits or after a limited period of time. The elimination of current employees can also result in increased future costs in hiring, training and mobilizing new employees or rehires in the event of a future increase in demand for our services, resulting in a slower recovery of results from operations. Our initiatives may negatively affect our ability to retain and attract qualified personnel, who may experience uncertainty about their future roles with us.
Economic, political and other risks associated with international operations could adversely affect our business. A portion of our operations are conducted and located outside the U.S., and accordingly, our business is subject to risks associated with doing business internationally, including changes in foreign currency exchange rates, instability in political or economic conditions, difficulty in repatriating cash proceeds, differing employee relations, differing regulatory environments, trade protection measures, and difficulty in administering and enforcing corporate policies which may be different than the normal business practices of local cultures. Further, the presence of our offices and operations throughout the world creates greater financial and operational risks due to the nature of our operations being conducted at various locations. Our international business operations may include projects in countries where corruption is prevalent. Although we have implemented and continue to enforce policies and procedures designed to ensure compliance with the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act, as well as internal controls, policies and procedures, and employee training and compliance programs to deter prohibited practices more generally, there can be no assurance that all of our employees, contractors or agents, including those representing us in countries where practices which violate such anti-corruption laws may be customary, will not take actions in violation of, or circumventing, our policies and procedures. Any violation of foreign or U.S. laws by our employees, contractors or agents, even if such violation is prohibited by our policies and procedures, could have a material adverse effect on our results of operations, financial position or cash flows.
Business acquisitions and divestitures entail risk for investors. From time to time, we seek growth through strategic acquisitions while also evaluating our portfolio for potential divestitures in specialty maintenance and specialty industrial services, including inspection, engineering assessment and mechanical services to complement, diversify or rationalize our existing business. We may also acquire other businesses that enhance our services or geographic scope and/or divest certain businesses or service offerings to rationalize our operations and take advantage of strategic opportunities. We may not be able to expand our market presence through acquisitions, and acquisitions may present unforeseen integration difficulties or costs. No assurances can be made that we will realize the cost savings, synergies or revenue enhancements that we may anticipate from any acquisition or divestiture, or that we will realize such benefits within the time frame that we expect. If we are not able to address the challenges associated with acquisitions and successfully integrate acquired businesses, or if our integrated product and service offerings fail to achieve market acceptance, or if we are not able to successfully separate divested operations, our business could be adversely affected. The transactions may also affect our share price or future financial results depending on the structure of such considerations. To the extent we issue stock or other rights to purchase stock, including options or other rights, existing shareholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of additional debt of the acquired businesses, or we may incur additional debt to finance such acquisitions.
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
We may experience inflationary pressures in our operating costs and cost overruns on our projects. A small portion of our clients are serviced under fixed price contracts or contracts including a combination of fixed and variable elements, where we bear a portion of the risk for cost overruns. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of subcontractors, materials and other exigencies of our services. Our profitability for these contracts depends heavily on our ability to make accurate estimates. Inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, trade disputes and tariffs, currency fluctuations, inflation pressures or our suppliers’ or subcontractors’ inability to perform could result in substantial losses, as such changes adversely affect the revenues and profitability recognized on each project. Current and future inflationary volatility driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies as well as geopolitical conflicts such as the ongoing military conflict between Russia and Ukraine and other geopolitical issues impacting global trade could further impact our ability to make accurate estimates, which could have an adverse impact on our business, cash flows and profitability.
Increasing scrutiny and changing expectations from investors, customers and other market participants with respect to sustainability or environmental, social and governance (“ESG”) matters may impose additional costs on us or expose us to reputational or other risks. Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies, initiatives and activities by investors, lenders, regulators, customers and other market participants. While we have policies and initiatives in place related to our ESG practices, the recent increased focus on ESG matters may impact our access to capital, as investors and lenders may reconsider their capital investment allocation as a result of their assessment of our ESG practices. Our ESG initiatives, intentions and expectations are subject to change and there can be no assurance that our ESG policies and procedures will continue. Further, regulatory requirements related to ESG continue to evolve and may increase our costs of compliance. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters as they continue to evolve or if we are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer reputational damage.
While we may create and publish voluntary disclosures regarding ESG matters from time to time, we could be criticized for the accuracy, adequacy or completeness of the disclosure related to our ESG-related practices and initiatives, commitments and goals, and progress against those goals. Certain statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and lack of an established, single approach to identifying, measuring and reporting on many ESG issues. If our ESG-related data, processes or reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation could be adversely affected.
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
Disclosure of our debt appears under Item 7 – Liquidity and Capital Resources, Note 1 – Summary of Significant Accounting Policies and Practice, and Note 11 – Debt.
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
Our largest shareholder (Corre and certain of its affiliates) owns a meaningful percentage of our outstanding equity securities, which could limit the ability of other shareholders to influence corporate matters. Our largest shareholder beneficially owned approximately 39.8% of the total voting power held by shareholders of our outstanding common stock as of March 5, 2024 (including common stock issued pursuant to the common stock subscription agreement with certain Corre holders and shares issuable upon exercise, subject to beneficial ownership limitation, of certain Warrants, as defined below, held by our largest shareholder in each case). As a result, this shareholder may be able to exert influence over our affairs and policies. This concentrated ownership could limit the ability of the remaining shareholders to influence corporate matters, and the interests of the large shareholder may not coincide with our interests or the interests of the remaining shareholders. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control.
Risks Related to Information Systems
Our business and operations could suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security or those of third-party providers. In the ordinary course of our business, we continue to increase dependencies on digital technologies to conduct our business. Sensitive data is also transmitted on our networks and systems, including our intellectual property and proprietary information that is confidential to the business, to our customers and our business partners. We have also outsourced significant elements of our information technology infrastructure and, as a result, third parties may or could have access to our confidential information. The secure maintenance of this information is critical to our business and reputation. Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, ransomware, cyber fraud, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, encrypted, lost or stolen. Any such access, inappropriate disclosure of confidential or proprietary information or other loss of information, including our data being breached at third-party providers, could result in legal claims or proceedings, liability or financial loss under laws that protect the privacy of personal information, disruption of our operations with increases in costs and decline in revenues, damage to intellectual property or our product development programs and damage to our reputation, which could adversely affect our business.
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
The Organization for Economic Co-operation and Development (the “OECD”), an international association comprised of 38 countries, including the United States, has issued proposals that change long-standing tax principles including on a global minimum tax initiative. On December 12, 2022, the European Union member states agreed to implement the OECD’s Base Erosion and Profit Shifting (BEPS) 2.0 Pillar Two global corporate minimum tax rate of 15% on companies with revenues over a specific threshold, which would go into effect in 2024. To date, various jurisdictions have enacted, or are in the process of enacting, legislation on these rules, and the OECD continues to release additional guidance. While it is uncertain whether the U.S. will enact legislation to adopt the minimum tax directive, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement the minimum tax directive. Further, the OECD issued administrative guidance providing transition and safe harbor rules that could delay the impact of the minimum tax directive. We will continue to monitor the implementation of these rules by the countries in which we operate.
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
We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income or other tax liabilities against us. Developments in an audit, litigation, or relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited. On February 2, 2022, we entered into a Section 382 Rights Agreement (the “Section 382 Rights Agreement”) with Computershare Trust Company, N.A., as rights agent, to facilitate our ability to preserve our net operating losses and certain other tax attributes. Our ability to use our net operating losses and other tax attributes would be substantially limited if we experience an “ownership change,” as such term is defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). A company generally experiences an ownership change if the percentage of the value of its stock owned by certain “5-percent shareholders,” as such term is defined in Section 382 of the Code, increases by more than 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use net operating losses to reduce future taxable income and liabilities may also be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future. The Section 382 Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 of the Code by deterring any Person (as such term is defined in the Section 382 Rights Agreement) or group of affiliated or associated Persons from acquiring beneficial ownership of 4.9% or more of our outstanding common shares. Notwithstanding the foregoing, even if the Section 382 Rights Agreement deters an ownership change, it is possible that we will not generate taxable income in time to use such net operating losses before their expiration, or at all.
Our operations and properties are subject to extensive environmental, health and safety regulations. We are subject to a variety of U.S. federal, state, local and international laws and regulations relating to the environment and worker health and safety, among other things. These laws and regulations are complex, change frequently, are becoming increasingly stringent, and can impose substantial sanctions for violations or require operational changes that may limit our services. We must conform our operations to comply with applicable regulatory requirements and adapt to changes in such requirements in all locations in which we operate. These requirements can be expected to increase the overall costs of providing our services over time. Some of our services involve handling or monitoring highly regulated materials, including volatile organic compounds or hazardous wastes. Environmental laws and regulations generally impose limitations and standards for the characterization, handling, disposal, discharge or emission of regulated materials and require us to obtain permits and comply with various other requirements. The improper characterization, handling, or disposal of regulated materials or any other failure by us to comply with increasingly complex and strictly-enforced federal, state, local, and international environmental, health and safety laws and regulations or associated permits could subject us to the assessment of administrative, civil and/or criminal penalties, the imposition of investigatory or remedial obligations or capital expenditure requirements, or the issuance of injunctions that could restrict or prevent our ability to operate our business and complete contracted services. A defect in our services or faulty workmanship could result in an environmental liability if, as a result of the defect or faulty workmanship, a contaminant is released into the environment. In addition, the modification or interpretation of existing environmental, health and safety laws or regulations, the more vigorous enforcement of existing laws or regulations, or the adoption of new laws or regulations may also negatively impact industries in which our clients operate, which in turn could have a negative impact on us.
Our business is subject to risks arising from climate change, including climate change legislation or regulations restricting emissions of “greenhouse gases,” changes in consumer preferences and technology and physical impacts of climate change, all of which could have a negative impact on our business and results of operations. There has been an increased focus in the last several years on climate change in response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the U.S. and other parts of the world that are focused on restricting the emission of greenhouse gases and enhancing greenhouse gas emissions disclosure requirements, including the SEC’s proposed rule on climate change disclosure, increased fuel efficiency standards, carbon taxes or cap and trade systems, restrictive permitting and incentives for renewable energy. The current Presidential administration is actively pursuing its policy goals of addressing global climate change through significant economy-wide reductions in greenhouse gases and transitioning from carbon-based energy sources. The adoption of new or more stringent legislation or regulatory programs limiting greenhouse gas emissions from clients, particularly those in refining and petrochemical industries, for whom we provide inspection, repair and maintenance services, or reducing the demand for those clients’ products, could in turn affect demand for our products and services. Similarly, changing consumer preferences for goods or services relating to alternative sources of energy or emissions reductions and technological advances in fuel economy and energy generation devices or other technological advances could materially affect our clients, which in turn could negatively impact demand for our services and adversely affect our results of operations, financial condition, and liquidity. Additionally, some of our clients are modifying their plants and facilities and may adopt new technology in efforts to better align their operations and products with energy transition issues, but there is no assurance that such modified facilities or technological advancements will require the same level of services and products that we currently provide. In addition, our manufacturing centers use electricity generated by burning fossil fuels, which releases carbon dioxide. Increased energy or compliance costs and expenses as a result of any increased legal or regulatory requirements to limit and/or track greenhouse gas emissions may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products.
Scientists have concluded that increasing greenhouse gas concentrations in the atmosphere may produce physical effects of climate change, such as increased severity and frequency of storms, droughts, floods and other climate events. Such climate events have the potential to adversely affect our operations or those of our clients or suppliers, including by damaging our manufacturing facilities, disrupting our supply chain and causing our suppliers to incur significant costs in responding to such impacts, which in turn could have a negative effect on us, including by adversely impacting our results of operations, financial condition and cash flows. Such events, if increasing in their severity and frequency, may also adversely affect our ability to insure against the risks associated with such events, thus leading to greater financial risk for us in the conduct of our operations against the backdrop of such events.
We are subject to privacy and data security/protection laws in the jurisdictions in which we operate and may be exposed to substantial costs and liabilities associated with such laws and regulations. The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes, which could have a material adverse effect on our financial condition and results of operations. In addition, the payment of potentially significant fines or penalties in the event of a breach or other privacy and information security laws, as well as the negative publicity associated with such a breach, could damage our reputation and adversely impact demand for our services and client relationships.
Risks Related to Legal Liability
Our insurance coverage will not fully indemnify us against certain claims or losses. Further, our insurance has limits and exclusions and not all losses or claims are insured. We perform services in hazardous environments on or around high-pressure, high temperature systems and our employees are exposed to a number of hazards, including exposure to hazardous materials, explosion hazards and fire hazards. Incidents that occur at these large industrial facilities or systems, regardless of fault, may be catastrophic and adversely impact our employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. We maintain limited insurance coverage against these and other risks associated with our business. Our contracts typically require us to name a client as an additional insured under our insurance policies and indemnify our clients for injury, damage or loss arising out of our presence at our clients’ location, regardless of fault, or the performance of our services and provide for warranties for materials and workmanship. We maintain a $6 million retention for indemnity coverage. This insurance may not protect us against liability for certain events, including events involving pollution, product or professional liability, losses resulting from business interruption or acts of terrorism or damages from our breach of contract. We cannot assure you that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, in the future, due to evolving market conditions, our higher risk profile due to the nature of our operations and claims history, and expected impact on pricing, we cannot assure that we will be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our results of operations, financial position or cash flows.
We are involved and are likely to continue to be involved in legal proceedings or governmental or regulatory inquiries, which will increase our costs and, if adversely determined, could have a material effect on our results of operations, financial position or cash flows. We are currently a defendant in legal proceedings arising from the operation of our business and it is reasonable to expect that we will be named in future actions. Most of the legal proceedings against us arise out of the normal course of performing services at client facilities, and include claims for workers’ compensation, personal injury and property damage. We have also received notices from certain foreign government appointed administrative authorities stating noncompliance with the requirements of pandemic-related funding assistance programs we participated in related to the payment of a portion of employee wages, which may be required to be repaid. Legal proceedings can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a liability claim could have an adverse effect on our business, results of operations, financial position or cash flows.

Table of Content

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Overall Process and Governance
We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. An analysis of the impact, likelihood, and management preparedness of cybersecurity threats to our strategic priorities is integrated into our enterprise risk management program. This provides cross-functional and geographical visibility, as well as executive leadership oversight, to address and mitigate associated risks. We engage third party experts as well as our internal information technology (“IT”) audit group to audit our information security programs, and the results are reported to our executive management and the Audit Committee.
In managing material risks from cybersecurity threats, we require that a security and technical architecture review is conducted for all new software and applications, and for all changes to the underlying IT infrastructure that manages, processes, stores, or transmits our data or data of our customers, vendors, suppliers, joint ventures, or employees. Any deviations from our IT security policies and standards are assessed by our IT security team. Any critical and high-risk levels are identified, documented and reported to relevant key stakeholders.
We have established an Incident Response Plan that defines and documents procedures for assessing, identifying, and managing a cybersecurity incident. This plan requires the IT Security Manager to determine whether a cybersecurity incident has occurred and to communicate such findings to the Incident Response Team. The IT Security Manager is responsible for communicating incidents to the Vice President - IT and the other members of management as appropriate. If a cybersecurity incident is determined to be material by our management team, they would notify our Board of Directors.
Our Vice President - IT and IT Security manager have developed expertise in cybersecurity, data protection, compliance, enterprise architecture and design, data analytics, and digital transformation through years of experience in the information technology space. Our Vice President - IT is designated as the senior executive responsible for cybersecurity and reports directly to our CFO. She and the IT Security manager have comprehensive information technology background with over 30 years of information technology experience. These individuals are responsible for the day-to-day implementation of our cybersecurity program.
We have an established practice to oversee and manage third-party service providers in order to protect our interests related to cybersecurity threats. We utilize the National Institute of Standards and Technology (NIST) Cybersecurity Framework to identify, assess and manage our cybersecurity risks, including third-party risks. Our risk assessment involves analyzing and minimizing risk associated with outsourcing to third-party vendors or service providers. We continue to evaluate and enhance our systems, controls, and processes where possible, including responses to actual or perceived threats specific to us or experienced by other third-party vendors or service providers.
The Audit Committee is responsible for the oversight of risks from cybersecurity threats. Our Vice President - IT and the IT security team update the Audit Committee on our cyber risk management program during each of its quarterly meetings. This update includes metrics on the effectiveness of technical and human security controls, cybersecurity training program compliance, internal and third-party cybersecurity incidents, and cybersecurity risks. The Audit Committee also receives a detailed annual update on our cybersecurity program and strategy including cybersecurity risks.
Third Party Security Experts
We engage third party security experts for cyber security assessments, penetration tests and program enhancements, including vulnerability assessments, security framework maturity assessments and identification of areas for continued focus and improvement. In addition, our third-party experts work with us to conduct cybersecurity tabletop exercises and internal phishing awareness campaigns. We use the findings of these exercises to improve our practices, procedures, and technologies. We also engage third party security experts to support our cybersecurity threat and incident response management and maintain information security risk insurance coverage.
Incidents & Risks
To date, we have not experienced any material internal or external cybersecurity incidents and although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. For more information on our cybersecurity risks, see “Risks Related to Information Systems” identified in the “Risk Factors” section of Part 1 of Item 1A herein.

Table of Content

ITEM 2.    PROPERTIES
We provide our services globally through more than 140 locations in 15 countries. There are several materially important physical properties used in our operations. We own a facility in Alvin, Texas that consists of our primary training facility, equipment center and International Organization for Standardization-9001 certified manufacturing facility for clamps, enclosures, and sealants. Additionally, we operate two manufacturing facilities in Houston, Texas (one of which is owned and the other is leased), which are included in our MS segment. Further, we lease office space for our corporate headquarters in Sugar Land, Texas. Additional district service locations considered materially important in our IHT and MS segments are as follows. We lease facilities in Mobile, Alabama; Benicia, California; Harbor City, California; Hammond, Indiana; Columbus, Ohio; Pasadena, Texas (two locations); and Edmonton, Alberta, Canada. We own a facility in Pasadena, Texas and three facilities in the United Kingdom in Kendal, Carlisle and Scunthorpe.
We believe that our property and equipment are adequate for our current needs, although additional investments are expected to be made for expansion of property and equipment and replacement of assets at the end of their useful lives.
ITEM 3.    LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found in Note 16 - Commitments and Contingencies to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

Table of Content

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock is traded on the NYSE under the symbol “TISI”.
Holders
There were 323 holders of record of our common stock as of March 5, 2024, excluding beneficial owners of stock held in street name.
Dividends
No cash dividends were declared or paid during the years ended December 31, 2023 or 2022. We are limited in our ability to pay cash dividends without the consent of our lenders. Accordingly, we have no present intention of paying cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board.

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
Financing Transactions. During 2023, we entered into an amendment and restatement of that certain subordinated term loan credit agreement dated as of November 9, 2021 (as amended and restated, the “A&R Term Loan Credit Agreement”) among us, as borrower, the guarantors party thereto, the lenders from time to time party thereto and Cantor Fitzgerald Security, as agent; we entered into ABL Amendment No. 3; we paid off the remaining balance on the APSC Term Loan (defined below) and our 5.00% Convertible Senior Notes due 2023 (the “Notes”); and entered into an amendment of the Substitute Insurance Reimbursement Facility Agreement. See Note 11 - Debt to the consolidated financial statements for additional details related to these transactions.
Market Conditions Update. Fluctuations in oil and gas prices continued during 2023 with an overall decline in prices as compared to 2022. Oil and gas price volatility may impact the current and future spending on our services by our clients. Although oil and gas prices are expected to be relatively stable in 2024 given the current balance between oil and gas supply and demand, the future impacts to our business from potentially higher interest rates, persistent global and domestic inflation, geopolitical unrest especially in the Middle East, and volatility in global supply chains cannot be predicted. See Item 1A “Risk Factors” in this Annual Report on Form 10-K for additional information.

Table of Content

Results of Operations
The following is a comparison of our results of operations for the twelve months ended December 31, 2023 and December 31, 2022.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table sets forth the components of revenue and operating income (loss) from our operations for the twelve months ended December 31, 2023 and 2022 (in thousands):

	Twelve Months Ended December 31,		Increase (Decrease)
	2023	2022	$	%
Revenues by business segment:
IHT	$429,559	$422,562	$6,997	1.7%
MS	433,056	417,646	15,410	3.7%
Total revenues	$862,615	$840,208	$22,407	2.7%

Operating income (loss):
IHT	24,220	17,093	7,127	41.7%
MS	27,759	20,930	6,829	32.6%
Corporate and shared support services	(65,255)	(77,825)	12,570	16.2%
Total operating loss	$(13,276)	$(39,802)	$26,526	66.6%

Interest expense, net	55,181	85,052	(29,871)	(35.1)%
Loss on debt extinguishment	1,585	30,083	(28,498)	(94.7)%
Other expense (income), net	1,102	(8,156)	9,258	(113.5)%
Loss before income taxes	$(71,144)	$(146,781)	$75,637	51.5%
Provision for income taxes	4,578	3,306	1,272	38.5%
Net loss from continuing operations	$(75,722)	$(150,087)	$74,365	49.5%
Revenues. Total revenues increased $22.4 million or 2.7% from the prior year. Total revenue was negatively impacted by $2.3 million of unfavorable foreign exchange rate movements during 2023. IHT revenues increased by $7.0 million or 1.7%, driven by a $10.3 million increase in the U.S., primarily due to higher callout and turnaround activities in various districts due to higher demand for our non-destructive testing services, a $5.1 million increase in Europe due to higher turnaround activity primarily in the Netherlands, and a $1.5 million increase in our aerospace business as our new facility in Cincinnati experienced increased client interest. These increases were partially offset by a $9.9 million decrease in Canada due to reduced scope in certain client turnaround projects. MS revenues increased by $15.4 million or 3.7%, over prior year, driven by a $16.7 million increase across our international regions other than Canada due to higher activity related to leak repair, machining and bolting services, and hot tapping services primarily in the United Kingdom and Europe. MS revenue in the U.S. increased by $1.1 million, these increases were offset by decreases in valve sales and non-repeating turnaround work in Canada of $1.4 million, and $1.0 million, respectively.
Operating income (loss). Overall operating loss decreased by $26.5 million to a loss of $13.3 million in 2023 as compared to a loss of $39.8 million in the prior year. IHT’s operating income increased by $7.1 million, primarily driven by higher activity as described above. MS operating income increased by $6.8 million year over year to $27.8 million for 2023, mainly due to increased activity levels from U.S. and international operations; partially offset by a decrease in operating income from our valve business. Corporate operating loss decreased by $12.6 million year over year, mainly due to lower personnel and professional costs in the current year as compared to prior year and lower overall costs due to our ongoing cost reduction efforts. The impact of our cost reduction efforts has been partially offset by continued cost inflation in several areas across all segments, such as raw materials, transportation, and labor costs.

Table of Content

Operating loss for the current year includes net expenses totaling $16.3 million that we do not believe are indicative of our core operating activities, while the same period in the prior year included $20.4 million of such items.

The detail of operating income (loss) excluding non-core expenses is below (unaudited) (in thousands):
	Twelve Months Ended December 31,		Increase (Decrease)
	2023	2022	$	%
Operating loss	$(13,276)	$(39,802)	$26,526	66.6%
Professional fees and other	9,121	13,915	(4,794)	(34.5)%
Legal costs	5,635	2,571	3,064	119.2%
Severance charges, net	1,564	3,961	(2,397)	(60.5)%
Total non-core expenses	16,320	20,447	(4,127)	(20.2)%
Total operating income (loss), excluding non-core expenses	$3,044	$(19,355)	$22,399	115.7%
Excluding the impact of these identified non-core expenses in both periods, operating loss decreased by $22.4 million from a loss of $19.4 million to income of $3.0 million. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense for 2023 was $55.2 million, a decrease of $29.9 million compared to the prior year. The decrease was primarily attributable to lower interest expense and amortization of debt issuance costs on our APSC Term Loan in 2023 due to the pay down of $225.0 million of the balance in November 2022, full payoff of the remaining balance in June 2023, payoff of the Notes in August 2023, as well as decrease in accelerated amortization due to the “Maturity Reserve Trigger Date” provision that was previously applicable. These effects were partially offset by a year over year increase in cash interest on the 2022 ABL Credit Facility due to higher balances outstanding related to the June 2023 Refinancing and an increase in the Secured Overnight Financing Rate (“SOFR”) rate, and the increase in amounts outstanding and paid-in-kind (noncash) (“PIK”) interest on the Uptiered Loan / Subordinated Term Loan and the Incremental Term Loan.
Cash interest paid for the years ended December 31, 2023 and 2022 amounted to $19.5 million and $29.2 million, respectively.
Loss on debt extinguishment. Loss on debt extinguishment for the year ended December 31, 2023 was $1.6 million compared to $30.1 million in the prior year. Loss on debt extinguishment during 2023 was due to the payoff of the remaining balance of the APSC Term Loan in June 2023 and consisted mainly of an early payment premium. The prior year loss on debt extinguishment was due to the $225.0 million paydown of the APSC Term Loan in November 2022 and consisted of $12.4 million of cash fees and early payment premium and $17.7 million of noncash expense related to the write off of the related unamortized balance of deferred issuance costs and debt and warrant discounts.
Other expense (income), net. Other expense (income), net decreased by $9.3 million, from income of $8.2 million in the prior year to expense of $1.1 million for 2023. The decrease was primarily driven by a $4.6 million gain on disposal of assets and impairment in prior year as compared to current year, and $3.4 million foreign currency transaction gain in the prior year. Foreign currency transaction losses in the current year period reflect the effects of negative fluctuations in the value of the U.S. dollar relative to the foreign currencies to which we have exposure.
Taxes. The provision for income tax was $4.6 million on the pre-tax loss from continuing operations of $71.1 million in the current year compared to the provision for income tax of $3.3 million on pre-tax loss from continuing operations of $146.8 million in the prior year. The effective tax rate was a provision of 6.4% and 2.3% for years ended December 31, 2023 and 2022, respectively.
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
We define adjusted net income (loss) and adjusted net income (loss) per share to exclude the following items: non-routine legal costs and settlements, non-routine professional fees, loss on debt extinguishment, certain severance charges, non-routine

Table of Content

write off of assets and certain other items that we believe are not indicative of core operating activities. Consolidated adjusted EBIT, as defined by us, excludes the costs excluded from adjusted net income (loss) as well as income tax expense (benefit), interest charges, foreign currency (gain) loss, and items of other (income) expense. Consolidated adjusted EBITDA further excludes from consolidated adjusted EBIT depreciation, amortization, and non-cash share-based compensation costs. Segment adjusted EBIT is equal to segment operating income (loss) excluding costs associated with non-routine legal costs and settlements, non-routine professional fees, certain severance charges, and certain other items as determined by us. Segment adjusted EBITDA further excludes from segment adjusted EBIT depreciation, amortization, and non-cash share-based compensation costs. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures.
We believe these non-GAAP financial measures are useful to both management and investors in their analysis of our financial position and results of operations. In particular, adjusted net income (loss), adjusted net income (loss) per share, consolidated adjusted EBIT, and consolidated adjusted EBITDA are meaningful measures of performance which are commonly used by industry analysts, investors, lenders, and rating agencies to analyze operating performance in our industry, perform analytical comparisons, benchmark performance between periods, and measure our performance against externally communicated targets. Our segment adjusted EBIT and segment adjusted EBITDA are also used as a basis for the Chief Operating Decision Maker (Chief Executive Officer) to evaluate the performance of our reportable segments. Free cash flow is used by our management and investors to analyze our ability to service and repay debt and return value directly to stakeholders.
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
The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements on a consolidated and segmented basis:

Table of Content

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2023	2022	2023	2022

Adjusted Net Income (Loss):
Net loss from continuing operations	$(23,124)	$(56,932)	$(75,722)	$(150,087)
Professional fees and other[1]	3,301	3,339	9,121	13,915
Legal costs (credit) and other[2]	4,785	(700)	5,635	2,571
Severance charges, net[3]	387	933	1,564	3,961
Natural disaster insurance recovery[4]	—	(324)	—	(1,196)
Loss on debt extinguishment[5]	—	30,083	1,585	30,083
Write-off of other assets[6]	666	—	1,295	—
Tax impact of adjustments and other net tax items[7]	(37)	(48)	(159)	(79)
Adjusted net loss	$(14,022)	$(23,649)	$(56,681)	$(100,832)

Adjusted net loss per common share:
Basic	$(3.18)	$(5.46)	$(12.97)	$(24.08)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss from continuing operations	$(23,124)	$(56,932)	$(75,722)	$(150,087)
Provision (benefit) for income taxes	558	(876)	4,578	3,306
Interest expense, net	11,682	21,344	55,181	85,052
Foreign currency loss (gain)	1,510	1,263	734	(2,692)
Pension credit[8]	(159)	(178)	(640)	(749)
Loss (gain) on equipment sale	(5)	69	(291)	(4,200)
Loss on debt extinguishment[5]	—	30,083	1,585	30,083
Professional fees and other[1]	3,301	3,339	9,121	13,915
Legal costs (credit) and other[2]	4,785	(700)	5,635	2,571
Severance charges, net[3]	387	933	1,564	3,961
Natural disaster insurance recovery[4]	—	(324)	—	(1,196)
Write-off of other assets[6]	666	—	1,295	—
Consolidated Adjusted EBIT	(399)	(1,979)	3,040	(20,036)
Depreciation and amortization
Amount included in operating expenses	3,529	3,757	14,555	15,600
Amount included in SG&A expenses	5,862	5,246	23,317	20,853
Total depreciation and amortization	9,391	9,003	37,872	36,453
Non-cash share-based compensation costs	731	(323)	1,590	247
Consolidated Adjusted EBITDA	$9,723	$6,701	$42,502	$16,664

Free Cash Flow:
Cash provided by (used in) operating activities	$11,083	$(1,152)	$(10,986)	$(51,725)
Capital expenditures	(2,997)	(3,245)	(10,430)	(20,544)
Free Cash Flow	$8,086	$(4,397)	$(21,416)	$(72,269)
____________________________________
1    The three and twelve months ended December 31, 2023, includes $2.2 million and $6.7 million, respectively, related to costs associated with debt financing, and $1.1 million and $2.4 million, respectively, for lease extinguishment charges, support and other costs. The three and twelve months ended December 31, 2022, includes $1.8 million and $10.2 million, respectively, related to costs associated with debt financing, and $1.5 million and $3.7 million of corporate support and other costs.
2    Primarily relates to accrued legal matters, adjustments to legal reserves and other legal fees related to debt restructuring and other non-routine matters. These amounts include $3.9 million for 2023 and $1.6 million for 2022 related to accruals for repayment of pandemic related subsidies in foreign jurisdiction.
3    For 2023, represents customary severance costs associated with staff reductions across multiple departments. For 2022, severance charges represent costs associated with executive departures and our ongoing cost reduction efforts across multiple segments.

Table of Content

4    Represents the insurance recovery received during the year for hurricane damage incurred in 2021.
5    Represents loss on payoff of remaining APSC Term Loan in June 2023 and loss on payoff of $225.0 million of the APSC Term Loan in November 2022. The 2022 loss consists of $12.4 million of cash fees and premium, and $17.7 million of noncash expense related to the write off of the related unamortized balance of deferred issuance cost and warrant and debt discounts.
6    Includes $0.7 million for the loss on settlement of a note receivable and, for the full year 2023, an additional $0.6 million for the write-off of software related costs.
7    Represents the tax effect of the adjustments.
8    Represents pension credit for the U.K. pension plan based on the difference between the expected return on plan assets and the amount of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date.

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2023	2022	2023	2022
IHT
Operating income	$6,537	$4,055	$24,220	$17,093
Professional fees and other	113	—	941	—
Severance charges, net[1]	92	94	492	286
Adjusted EBIT	6,742	4,149	25,653	17,379
Depreciation and amortization	3,012	3,019	12,402	12,391
Adjusted EBITDA	$9,754	$7,168	$38,055	$29,770

MS
Operating income (loss)	$5,364	$5,778	$27,759	$20,930
Professional fees and other	80	—	147	—
Severance charges, net[1]	197	596	792	685
Adjusted EBIT	5,641	6,374	28,698	21,615
Depreciation and amortization	4,642	4,799	18,755	19,021
Adjusted EBITDA	$10,283	$11,173	$47,453	$40,636

Corporate and shared support services
Net loss	$(35,025)	$(66,765)	$(127,701)	$(188,110)
Provision (benefit) for income taxes	558	(876)	4,578	3,306
Loss (gain) on equipment sale	(5)	69	(291)	(4,200)
Interest expense, net	11,682	21,344	55,181	85,052
Loss on debt extinguishment[2]	—	30,083	1,585	30,083
Foreign currency loss (gain)	1,510	1,263	734	(2,692)
Pension credit[3]	(159)	(178)	(640)	(749)
Write-off of other assets[4]	666	—	1,295	—
Professional fees and other[5]	3,108	3,339	8,033	13,915
Legal costs (credit) and other[6]	4,785	(700)	5,635	2,571
Severance charges, net[1]	98	243	280	2,990
Natural disaster insurance recovery[7]	—	(324)	—	(1,196)
Adjusted EBIT	(12,782)	(12,502)	(51,311)	(59,030)
Depreciation and amortization	1,737	1,185	6,715	5,041
Non-cash share-based compensation costs	731	(323)	1,590	247
Adjusted EBITDA	$(10,314)	$(11,640)	$(43,006)	$(53,742)
_________________
1    For 2023, represents customary severance costs associated with staff reductions across multiple departments. For 2022, severance charges represent costs associated with executive departures and our ongoing cost reduction efforts across multiple segments.
2    Represents loss on payoff of remaining APSC Term Loan in June 2023 and loss on payoff of $225.0 million of the APSC Term Loan in November 2022. The 2022 loss consists of $12.4 million of cash fees and premium, and $17.7 million of noncash expense related to the write off of the related unamortized balance of deferred issuance cost and warrant and debt discounts.
3    Represents pension credit for the U.K. pension plan based on the difference between the expected return on plan assets and the amount of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date.
4    Includes $0.7 million for the loss on settlement of a note receivable and, for the full year 2023, an additional $0.6 million for the write-off of software related costs.

Table of Content

5    The three and twelve months ended December 31, 2023, includes $2.2 million and $6.7 million, respectively, related to costs associated with debt financing, and $1.1 million and $2.4 million, respectively, for lease extinguishment charges, support and other costs. The three and twelve months ended December 31, 2022, includes $1.8 million and $10.2 million, respectively, related to costs associated with debt financing, and $1.5 million and $3.7 million of corporate support and other costs.
6    Primarily relates to accrued legal matters, adjustments to legal reserves and other legal fees related to debt restructuring and other non-routine matters. These amounts include $3.9 million for 2023 and $1.6 million for 2022 related to accruals for repayment of pandemic related subsidies in foreign jurisdiction.
7    Represents the insurance recovery received during the year for hurricane damage incurred in 2021.
Liquidity and Capital Resources.
We have evaluated our liquidity within one year after the date of issuance of the accompanying audited consolidated financial statements to assess the Company’s ability to fund its operations. In the preparation of this liquidity assessment, we applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, and (iii) projected availability under the Company’s existing debt arrangements. The cash flow projections were based on known or planned cash requirements for operating and financing costs and include management’s best estimate regarding future customer activity levels, pricing for its services and for its supplies and other factors. Actual results could vary significantly from those projections. Based upon such liquidity assessment, we believe that the Company’s current working capital, forecasted cash flows from operations, expected availability under our existing debt arrangements and capital expenditure financing is sufficient to fund our operations, service our indebtedness, and maintain compliance with our debt covenants. We based this assessment on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than we expect in the event that we fail to meet our current projections. See Note 11 - Debt to the consolidated financial statements for a further discussion of our liquidity.
We closely monitor the amounts and timing of our sources and uses of funds. Our ability to maintain a sufficient level of liquidity to fund our operations and meet our financial obligations will be dependent upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. For example, the threat of recession and related economic repercussions could have a significant adverse effect on our financial position and business condition, as well as that of our clients and suppliers. Additionally, these events may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, service our indebtedness, maintain compliance with the financial covenants contained in our various credit agreements and affect our future need or ability to borrow under our 2022 ABL Credit Facility and our A&R Term Loan Credit Agreement. Our ability to access the capital markets will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. In addition, we may seek to engage in one or more of the following, such as refinancing and/or extending the maturities of all or part of our existing indebtedness, seeking covenant relief from our lenders, entering into a strategic partnership with one or more parties, or the sale or divestiture of assets, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through our operations, refinancings or strategic alternatives as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. In addition to impacting our current sources of funding, the effects of such events may also impact our liquidity or require us to revise our allocation or sources of capital, reduce capital expenditures, implement further cost reduction measures and/or change our business strategy. Political economic repercussions could also have a broad range of effects on our liquidity sources and will depend on future developments that cannot be predicted at this time.

Our ability to generate operating cash flow, sell assets, access capital markets or take any other action to improve our liquidity and manage our debt is subject to the risks discussed herein and other risks and uncertainties that exist in our industry, some of which we may not be able to anticipate at this time or control. Such risks include the following:

•loss of customers or other unforeseen deterioration in demand for our services;
•seasonal fluctuations, such as severe weather and other variations in our clients’ industries that may impede or delay the timing of client orders and the delivery of our services;
•rapid increases in raw materials and labor costs that may hinder our ability to meet our forecasted operating expenses;
•persisting or increasing levels of inflation domestically and internationally and the impact of such inflation on our ability to meet our current forecast;
•changes in regulations governing our operations and unplanned costs to comply with such regulatory changes;
•counterparty credit risk related to our ability to collect our receivables; and
•unexpected or prolonged fluctuations in interest rates and their impact on our forecasted costs of raising additional capital.

Table of Content

See Item 1A “Risk Factors” in this Annual Report on Form 10-K for additional information.

On June 19, 2023, we announced the successful closing of a series of refinancing transactions (the “June 2023 Refinancing”) that raised $87.4 million of new funding (approximately $82.0 million following deductions for transaction related fees, expenses and original issue discounts) which consisted of the following:
•A new $57.5 million, 12% senior secured first lien term loan provided by funds managed by Corre that matures in December 2026, and is comprised of a $37.5 million term loan tranche and a $20.0 million delayed draw term loan tranche (the “Incremental Term Loan”), and
•A new $27.4 million term loan secured by certain real estate and machinery and equipment of the Company provided by Eclipse Business Capital LLC (the “ME/RE Loans”), that matures in August 2025. Our 2022 ABL Credit Facility was also amended to extend the maturity date to August 2025, and to increase availability under that facility by an additional $2.5 million.
We used the proceeds from the ME/RE Loan, together with advances under the 2022 ABL Facility, to repay in full our existing senior secured term loan with Atlantic Park Strategic Capital Fund, L.P. We used the proceeds from the Incremental Term Loan to repay in full our remaining $41.0 million of the Notes and for general corporate purposes.
Subsequent to the June 2023 Refinancing, financing for our operations consists primarily of our 2022 ABL Credit Agreement, which includes our 2022 ABL Credit Facility and the ME/RE Loans; the A&R Term Loan Credit Agreement, which includes the Uptiered Loan and the Incremental Term Loan; and cash flows from our operations. As of December 31, 2023, we had approximately $31.3 million of available borrowing capacity under our various credit facilities, consisting of $21.3 million available under the 2022 ABL Credit Facility and $10.0 million available under the A&R Term Loan Credit Agreement. Our principal uses of cash and liquidity are for working capital needs, capital expenditures and operations.
As of December 31, 2023 we are in compliance with our debt covenants. Our ability to maintain compliance with the financial covenants contained in the 2022 ABL Credit Agreement and A&R Term Loan Credit Agreement is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties.
As of March 5, 2024, we had consolidated cash and cash equivalents of $24.0 million, excluding $4.9 million restricted mainly as collateral for outstanding letters of credit, and approximately $12.1 million of undrawn availability under our various credit facilities, resulting in total liquidity of $36.1 million.
Refer to Note 11 - Debt for information on our debt instruments.
Cash and cash equivalents. Our cash and cash equivalents as of December 31, 2023 totaled $35.4 million, of which $12.0 million was in foreign accounts, primarily in Europe, Canada and Australia, including $0.6 million of cash located in countries where currency restrictions exist.
Our cash and cash equivalents as of December 31, 2022 totaled $58.1 million of which $16.3 million was in foreign accounts, primarily in Europe, Canada and Australia, including $1.4 million of cash located in countries where currency restrictions exist.
Cash flows attributable to our operating activities. For the year ended December 31, 2023, net cash used in operating activities was $11.0 million. We incurred a net loss of $75.7 million, further adjusted for a decrease in net working capital of $7.5 million, partially offset by the effect of depreciation and amortization of $37.9 million, non-cash amortization of debt issuance costs and debt discount of $18.7 million and paid-in-kind interest of $14.5 million.
For the year ended December 31, 2022, net cash used in operating activities was $57.9 million. We had net income of $70.1 million, further adjusted for the gain on sale of our Quest Integrity segment (“Quest Integrity”) of $203.4 million and a decrease in net working capital of $30.2 million, partially offset by the effect of depreciation and amortization of $37.6 million, loss on debt extinguishment of $17.7 million, amortization of non-cash debt issuance costs and debt discount of $35.5 million and paid- in-kind interest of $18.2 million.

Table of Content

Cash flows attributable to our investing activities. For the year ended December 31, 2023, net cash used in investing activities was $10.0 million, consisting of $10.4 million of capital expenditures offset by net proceeds from asset disposals of $0.4 million.
For the year ended December 31, 2022, net cash provided by investing activities was $243.4 million, consisting primarily of net proceeds from the sale of Quest Integrity of $260.8 million and net proceeds from asset disposals of $7.2 million, partially offset by $24.7 million of capital expenditures.
Cash flows attributable to our financing activities. For the year ended December 31, 2023, net cash used in financing activities was $1.9 million, consisting primarily of the $37.1 million payoff of the APSC Term Loan, $41.2 million payoff of the Notes, and $9.1 million of term loan debt issuance costs, partially offset by $47.2 million of borrowings under the Corre Incremental Term Loan, $27.4 million of borrowings under the ME/RE loans and net borrowings on our 2022 ABL Credit Facility of $13.5 million.
For the year ended December 31, 2022, net cash used in financing activities was $192.0 million, consisting primarily of the $224.9 million payoff on the APSC term loan, $62.0 million of net payments under the 2020 ABL Credit Facility and $13.7 million of term loan debt issuance costs, partially offset by net borrowings on our 2022 ABL Credit Facility of $64.9 million and borrowings of $35.0 million under the Corre Delayed Draw Term Loan.
Effect of exchange rate changes on cash. For the year ended December 31, 2023, the effect of foreign exchange rate changes on cash was a positive impact of $0.3 million.
For the year ended December 31, 2022, the effect of foreign exchange rate changes on cash was a negative impact of $0.7 million. The negative impact in 2022 is primarily attributable to unfavorable fluctuations in U.S. dollar exchange rates with the Canadian dollar, the euro, the British pound, the Australian dollar and Mexican peso.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. See Note 11 - Debt for additional details on our off-balance sheet arrangements.

Table of Content

Critical Accounting Policies
The process of preparing financial statements in accordance with GAAP requires us to make estimates and judgments. It is possible that materially different amounts could be recorded if these estimates and judgments change or if actual results differ from these estimates and judgments. We believe that the following critical accounting policies comprise the more significant estimates and assumptions used in the preparation of our consolidated financial statements.
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
New Accounting Principles
For information about newly adopted accounting principles as well as information about new accounting principles pending adoption, see Note 1 - Summary of Significant Accounting Policies and practices to the consolidated financial statements.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of accounting for income taxes

As discussed in Note 1 and Note 10 to the consolidated financial statements, the Company recognized $4.5 million of deferred tax liabilities, net as of December 31, 2023. The Company’s provision for income taxes from continuing operations was $4.6 million for the year ended December 31, 2023. The Company conducts business globally and consequently is subject to U.S. federal, state, and foreign income taxes in the jurisdictions in which it operates. The Company exercises judgment in the application of complex tax regulations in multiple jurisdictions.

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
Houston, Texas
March 7, 2024

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$35,427	$58,075
Accounts receivable, net of allowance of $3,738 and $5,262, respectively	181,185	186,689
Inventory	38,853	36,331
Income tax receivable	644	779
Prepaid expenses and other current assets	65,992	65,679
Total current assets	322,101	347,553
Property, plant and equipment, net	127,057	138,099
Intangible assets, net	62,693	75,407
Operating lease right-of-use assets	40,498	48,462
Defined benefit pension asset	4,323	398
Other assets, net	7,847	6,351
Non-current deferred tax asset	1,225	375
Total assets	$565,744	$616,645
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$5,212	$280,993
Current portion of operating lease obligations	14,232	13,823
Accounts payable	36,389	32,524
Other accrued liabilities	118,089	119,267
Income tax payable	1,016	2,257
Total current liabilities	174,938	448,864
Long-term debt and finance lease obligations	306,214	4,942
Operating lease obligations	29,962	38,819
Deferred tax liabilities	5,742	3,661
Other long-term liabilities	3,292	2,599
Total liabilities	520,148	498,885
Commitments and contingencies
Shareholders' Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 12,000,000 shares authorized; 4,415,147 and 4,342,909 shares issued	1,315	1,303
Additional paid-in capital	458,614	457,133
Accumulated deficit	(377,401)	(301,679)
Accumulated other comprehensive loss	(36,932)	(38,997)
Total shareholders' equity	45,596	117,760
Total liabilities and shareholders' equity	$565,744	$616,645

See accompanying notes to consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Twelve Months Ended December 31,
	2023	2022
Revenues	$862,615	$840,208
Operating expenses	651,461	638,597
Gross margin	211,154	201,611
Selling, general and administrative expenses	224,430	241,397
Restructuring and other related charges, net	—	16
Operating loss	(13,276)	(39,802)
Interest expense, net	(55,181)	(85,052)
Loss on debt extinguishment	(1,585)	(30,083)
Other income (expense), net	(1,102)	8,156
Loss before income taxes	(71,144)	(146,781)
Provision for income taxes (see Note 10)	(4,578)	(3,306)
Net loss from continuing operations	$(75,722)	$(150,087)
Discontinued operations:
Net income from discontinued operations, net of income tax	—	220,166
Net income (loss)	$(75,722)	$70,079

Basic net income (loss) per common share:
Loss from continuing operations	(17.32)	(35.85)
Income from discontinued operations	—	52.58
Total	$(17.32)	$16.73

Weighted-average number of shares outstanding:
Basic	4,371	4,187

See accompanying notes to consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Twelve Months Ended December 31,
	2023	2022
Net income (loss)	$(75,722)	$70,079
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	3,006	(6,589)
Defined benefit pension plans:
Net actuarial loss arising during period	(883)	(6,632)
Amortization of prior service cost	31	31
Amortization of net actuarial loss	285	—
Other comprehensive income (loss), before tax	2,439	(13,190)
Tax benefit (provision) attributable to other comprehensive income (loss)	(374)	925
Other comprehensive income (loss), net of tax	2,065	(12,265)
Total comprehensive income (loss)	$(73,657)	$57,814

See accompanying notes to consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive income (loss)	Total Shareholders’ Equity
Balance as of December 31, 2021	3,122	$936	$453,247	$(375,584)	$(26,732)	$51,867
Net income	—	—	—	70,079	—	70,079
Foreign currency translation adjustment, net of tax	—	—	—	—	(6,589)	(6,589)
Defined benefit pension plans, net of tax	—	—	—	—	(5,676)	(5,676)
Non-cash compensation	—	—	247	—	—	247
Net settlement of vested stock awards	1,221	367	9,289	—	—	9,656
Accounting pronouncement adjustment	—	—	(5,650)	3,826	—	(1,824)
Balance as of December 31, 2022	4,343	1,303	457,133	(301,679)	(38,997)	117,760
Net loss	—	—	—	(75,722)	—	(75,722)
Foreign currency translation adjustment, net of tax	—	—	—	—	3,028	3,028
Defined benefit pension plans, net of tax	—	—	—	—	(963)	(963)
Non-cash compensation	—	—	1,590	—	—	1,590
Net settlement of vested stock awards	72	12	(109)	—	—	(97)
Balance as of December 31, 2023	4,415	$1,315	$458,614	$(377,401)	$(36,932)	$45,596
See accompanying notes to consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1
(in thousands)

	Twelve Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(75,722)	$70,079
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,872	37,595
Write-off of deferred loan costs	—	2,748
Gain on sale of Quest Integrity	—	(203,351)
Loss on debt extinguishment	1,585	17,719
Write-off of software cost	629	—
Amortization of debt issuance costs and debt discounts	18,725	35,509
Paid-in-kind interest	14,526	18,227
Allowance for credit losses	267	402
Foreign currency loss	734	1,698
Deferred income taxes	906	653
Gain on asset disposal	(231)	(4,721)
Non-cash compensation cost	1,590	247
Other, net	(4,413)	(4,569)
Changes in operating assets and liabilities:
Accounts receivable	7,335	(33,483)
Inventory	(2,058)	(1,655)
Prepaid expenses and other current assets	(7,527)	(3,201)
Accounts payable	2,818	(13,291)
Other accrued liabilities	(6,877)	15,195
Income taxes	(1,145)	6,264
Net cash used in operating activities	(10,986)	(57,935)
Cash flows from investing activities:
Capital expenditures	(10,430)	(24,690)
Net proceeds from sale of discontinued operations	—	260,841
Proceeds from disposal of assets	414	7,205
Net cash (used in) provided by investing activities	(10,016)	243,356
Cash flows from financing activities:
Borrowings under 2020 ABL Facility, gross	—	10,300
Payments under 2020 ABL Facility, gross	—	(72,300)
Borrowings under 2022 ABL Credit Facility, gross	39,792	108,638
Payments under 2022 ABL Credit Facility, gross	(26,293)	(43,722)
Borrowings under Corre Delayed Draw Term Loan, gross	—	35,000
Borrowings under Corre Incremental Term Loan	47,500	—
Payments under Corre Incremental Term Loan	(319)	—
Repayments of Convertible Debt	(41,161)	—
Borrowings under ME/RE Loans	27,398	—
Payments under ME/RE Loans	(1,575)	—
Payments under APSC Term Loan, gross	(37,092)	(224,946)
Payments for debt issuance costs	(9,102)	(13,709)
Issuance of common stock, net of issuance costs	—	9,639
Taxes paid related to net share settlement of share-based awards	—	16
Other	(1,047)	(887)
Net cash used in financing activities	(1,899)	(191,971)
Effect of exchange rate changes on cash	253	(690)
Net decrease in cash and cash equivalents	(22,648)	(7,240)
Cash and cash equivalents at beginning of period	58,075	65,315
Cash and cash equivalents at end of period	$35,427	$58,075
1Consolidated statement of cash flows for the year ended December 31, 2022 includes cash flows from discontinued operations. See Note 2.

Table of Content

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for:
Interest	$19,503	$29,187
Income taxes	$3,921	$(553)

See accompanying notes to consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Description of Business. Unless otherwise indicated, the terms “we”, “our” and “us” are used in this report to refer to either Team, Inc., to one or more of our consolidated subsidiaries, or to all of them taken as a whole.
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
IHT provides conventional and advanced non-destructive testing services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (on-stream), during facility turnarounds or during new construction or expansion activities. In addition, IHT provides comprehensive non-destructive testing services and metallurgical and chemical processing services to the aerospace industry, covering a range of components including finished machined and in-service components. IHT also provides advanced digital imaging including remote digital video imaging.
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
•Energy (refining, power, renewables, nuclear, offshore oil and gas and liquefied natural gas);
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, automotive and mining);
•Midstream (valves, terminals and storage, and pipeline);
•Public Infrastructure (construction and building, roads, dams, amusement parks, bridges, ports, and railways); and
•Aerospace and Defense.
Discontinued Operations. On November 1, 2022, we completed the sale of all of the issued and outstanding equity interests of our wholly-owned subsidiary, TQ Acquisition Inc., a Texas corporation (“TQ Acquisition”), to Baker Hughes Holdings LLC (“Baker Hughes”) for an aggregate purchase price of approximately $279.0 million, after certain post-closing adjustments (the “Quest Integrity Transaction”), pursuant to that certain Equity Purchase Agreement by and among us and Baker Hughes, dated as of August 14, 2022 (the “Sale Agreement”). TQ Acquisition and its subsidiaries constituted Quest Integrity, which provided integrity and reliability management solutions for the process, pipeline and power sectors.
The criteria for reporting Quest Integrity as a discontinued operation were met during the third quarter of 2022 pursuant to the Sale Agreement and, as such, the prior year amounts related to Quest Integrity are presented as discontinued operations. Unless otherwise specified, the financial information and discussion in this Form 10-K are based on our continuing operations (IHT and MS segments) and exclude any results of our discontinued operations (Quest Integrity). Refer to Note 2 - Discontinued Operations for additional details.

Table of Content

Basis for presentation. These consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods.
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
A related party is any person who is, or, at any time since the beginning of the Company’s last fiscal year, was (1) an executive officer, director or nominee for election as a director of the Company or any of its subsidiaries, (2) a person with greater than five percent (5%) beneficial interest in the Company, (3) an immediate family member of any of the individuals or entities identified in (1) or (2) of this paragraph, and (4) any firm, corporation or other entity in which any of the foregoing individuals or entities is employed or is a general partner or principal or in a similar position or in which such person or entity has a five percent (5%) or greater beneficial interest. Immediate family members include a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone residing in such person’s home, other than a tenant or employee.
Use of estimates. Our accounting policies conform to GAAP in the United States. The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) valuation of acquisition related tangible and intangible assets and assessments of all long-lived assets for possible impairment, (2) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (3) establishing an allowance for uncollectible accounts receivable, (4) estimating the useful lives of our assets, (5) assessing future tax exposure and the realization of tax assets, (6) selecting assumptions used in the measurement of costs and liabilities associated with defined benefit pension plans, (7) assessments of fair value and (8) managing our foreign currency risk in foreign operations. Our most significant accounting policies are described below.
Revenue recognition. In accordance with ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”), we follow a five-step process to recognize revenue: 1) identify the contract with the customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations and 5) recognize revenue when the performance obligations are satisfied.
Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a customer contract and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. Generally, in contracts where the amount of consideration is variable, the amount is determinable each period based on our right to invoice (as discussed further below) the customer for services performed to date. As most of our contracts contain only one performance obligation, the allocation of a contract’s transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 90 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year.
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

Table of Content

contracts, as they are short term in nature, we recognize revenue as jobs are completed or costs are incurred. For contracts where control is transferred at a point in time, revenue is recognized at the time control of the asset is transferred to the customer, which is typically upon delivery and acceptance by the customer.
The timing of revenue recognition, billings, and cash collections results in the recognition of trade accounts receivable, contract assets and contract liabilities on the consolidated balance sheets. Trade accounts receivable include billed and unbilled amounts currently due from customers and represent unconditional rights to receive consideration. The amounts due are stated at their net estimated realizable value. Refer to Note 4 - Accounts Receivable for additional information on our trade receivables, unbilled revenue and the allowance for credit losses. Contract assets include unbilled amounts when the revenue recognized exceeds the amount billed to the customer. Amounts may not exceed their net realizable value. Contract assets are included in “Prepaid expenses and other current assets” on our consolidated balance sheet. If we receive advances or deposits from our customers, a contract liability is recorded. Additionally, a contract liability arises if items of variable consideration result in less revenue being recorded than what is billed. We did not have a material amount of contract assets or contract liabilities as of December 31, 2023 and 2022.
We recognize the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs are incurred to generate or enhance resources that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered. Costs to fulfill a contract recognized as assets primarily consist of labor and material costs and generally relate to engineering and set-up costs incurred prior to when the satisfaction of performance obligations begins. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the consolidated balance sheet and were not material as of December 31, 2023 and 2022. Such assets are recognized as expenses as we transfer the related goods or services to the customer and recognize the related revenue. All other costs to fulfill a contract are expensed as incurred.
Fair value of financial instruments. As defined in Financial Accounting Standards Board (“FASB”) ASC 820 Fair Value Measurements and Disclosure (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations in which there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy such that “Level 1” measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, “Level 2” measurements include quoted market prices for identical assets or liabilities in an active market which have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and “Level 3” measurements include those that are unobservable and of a highly subjective measure.
Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable, pension assets and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. For additional information regarding our pension assets, see Note 15 - Employee Benefit plan. The fair value of our 2022 ABL Credit Facility, ME/RE Loans, and Term Loans under the A&R Term Loan Credit Agreement are representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt. The Notes were fully paid off on August 1, 2023, however, the fair value of the Notes as of December 31, 2022 was $37.5 million (inclusive of the fair value of the conversion option) and are a “Level 2” measurement, determined based on the observed trading price of these instruments. For additional information regarding our debt obligations, see Note 11 - Debt.
Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid short-term investments with original maturities of three months or less.
Inventory. Except for certain inventories that are valued based on standard cost, we use the first-in, first-out method to value our inventory. Inventory includes material, labor, and certain fixed overhead costs. Inventory is stated at the lower of cost and net realizable value. Inventory quantities on hand are reviewed periodically and carrying value is reduced to net realizable value for inventories for which their cost exceeds their utility. The cost of inventories consumed or products sold are included in operating expenses.

Table of Content

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
Intangible assets. Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 360-10 Impairment or Disposal of Long-Lived Assets (“ASC 360”).
Impairment of Long-lived Assets. We review our property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset in that asset class; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected undiscounted cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges in 2023 or 2022.
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
We regularly assess whether it is more likely than not that we will realize the deferred tax assets in the jurisdictions we operate in. We believe future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize the deferred tax assets for which no valuation allowance has been established. Our valuation allowance primarily relates to net operating loss carryforwards. While we have considered these factors in assessing the need for additional valuation allowance, there is no assurance that additional valuation allowance would not need to be established in the future if information about future years change. Any changes in valuation allowance would impact our income tax provision and net income (loss) in the period in which such a determination is made. As of December 31, 2023, our deferred tax assets were $111.5 million, less a valuation allowance of $93.7 million. As of December 31, 2023, our deferred tax liabilities were $22.4 million.
Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that it is not more likely than not that the position will be sustained upon challenge. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued

Table of Content

and are classified as a component of income tax expense (benefit) in our consolidated statements of operations. As of December 31, 2023, our gross unrecognized tax benefits, excluding penalties and interest related to uncertain tax positions, were $1.5 million.
Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450 Contingencies (“ASC 450”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our consolidated balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by us, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our retention is $1.0 million and our automobile liability retention is currently $2.0 million. For professional liability claims, our retention is $2.0 million. For general liability claims, we have a retention of $6.0 million. For environmental liability claims, our retention is $1.0 million. We maintain insurance for claims that exceed such retention limits. In 2023, our health care plan for U.S. employees was self-funded and administered by a third party. We purchased appropriate stop-loss coverage for self-funded insurance in 2023. We moved our U.S. employees to a fully funded healthcare policy in 2024 and no longer self-fund our health care plan for U.S. employees. Our insurance is subject to terms, conditions, limitations, and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in our plans or intentions, or the outcome of legal proceedings, settlements, or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.
Accounts receivable and Allowance for credit losses. In the ordinary course of business, a portion of our accounts receivable are not collected due to billing disputes, customer bankruptcies or other various reasons. We establish an allowance to account for those accounts receivable that we estimate will eventually be deemed uncollectible. The allowance for credit losses is based on a combination of our historical experience and our review of long outstanding accounts receivable.
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
For trade receivables, customers typically are provided with payment due date terms in the range of 30 to 90 days upon issuance of an invoice. We have tracked historical loss information for our trade receivables and compiled historical credit loss percentages for different aging categories. We believe that the historical loss information we have compiled is a reasonable basis on which to determine expected credit losses for trade receivables because the composition of the trade receivables is consistent with that used in developing the historical credit-loss percentages as typically our customers and payment terms do not change significantly. Generally, the longer a receivable is outstanding the higher the percentage of the outstanding balance is reported as current expected credit losses. We update the historical loss information for current conditions and reasonable and supportable forecasts that affect the expected collectability of the trade receivable using a loss-rate approach. We have not seen a negative trend in the current economic environment that significantly impacts our historical credit-loss percentages; however, we will continue to monitor for changes that would indicate the historical loss information is no longer a reasonable basis for the determination of our expected credit losses. Our forecasted loss rates inherently incorporate expected macroeconomic trends. A loss-rate method for estimating expected credit losses on a pooled basis is applied for each aging category for receivables that continue to exhibit similar risk characteristics.
To measure expected credit losses for individual receivables with specific collectability risk, we identify specific factors based on customer-specific facts and circumstances that are unique to each customer. Customer accounts with different risk characteristics are separately identified and a specific reserve is determined for these accounts based on the assessed credit risk.
We have also identified the following geographic regions in which to distinguish our trade receivables: (i) the United States, (ii) Canada, (iii) the European Union, (iv) the United Kingdom, and (v) other countries. These geographic regions are considered appropriate as they each operate in different economic environments with different foreign currencies and therefore share similar economic risk characteristics. For each geographic region, we evaluate the historical loss information and determine credit-loss percentages to apply to each aging category and individual receivable with specific risk characteristics. We estimate future expected credit losses based on forecasted changes in gross domestic product and oil demand for each region.

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
Concentration of credit risk. No single customer accounted for more than 10% of consolidated revenues during the year ended December 31, 2023 or 2022.
Accounting for Warrants. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.
As of December 31, 2023 and 2022, we had the following warrants:
•Equity-classified warrants issued in connection with our APSC Term Loan (“APSC Warrants”), and
•Equity-classified warrants issued in connection with our Subordinated Term Loan Credit Agreement (“Corre Warrants”).
The warrants were accounted for as a component of additional paid-in capital and a debt warrant discount (See Note 11 - Debt). The warrant discount is amortized over the term of the debt. As of December 31, 2023 and 2022, unamortized balance of warrant discount amounted to $0.2 million and $3.3 million, respectively.
Earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations or net income (loss) by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) for 2022, the dilutive effect of the assumed conversion of our Notes under the treasury stock method. The Notes were fully paid off on August 1, 2023.
For the years ended December 31, 2023, and 2022, all outstanding share-based compensation awards were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the loss from continuing operations in those periods. Also, for 2022, the effect of our Notes was excluded from the calculation of diluted earnings (loss) per share since the conversion price exceeded the average price of our common stock during the applicable periods. For information on our Notes and our share-based compensation awards, refer to Note 11 - Debt and Note 13 - Share-Based Compensation, respectively.
Non-cash investing and financing activities. Non-cash investing and financing activities are excluded from the consolidated statements of cash flows and are as follows (in thousands):

	Twelve Months Ended December 31,
	2023	2022
Assets acquired under finance lease	$1,371	$1,270
Also, we had $2.4 million, and $2.4 million, of accrued capital expenditures as of December 31, 2023, and 2022 respectively, which are excluded from the consolidated statements of cash flows until paid.
Foreign currency. For subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated at the exchange rates as of end of the period and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Foreign currency transaction gains and losses are included in our statements of operations.
Defined benefit pension plans. Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. These rates are reviewed annually and adjusted to reflect current conditions and are determined based on reference to yields. The expected return on plan assets is derived from detailed periodic studies, which

Table of Content

include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with GAAP, actual results that differ from the assumptions are accumulated and are subject to amortization over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.
Reclassifications. Certain amounts in prior periods have been reclassified to conform to the current year presentation, including the separate presentation and reporting of discontinued operations. Such reclassifications did not have any effect on our financial condition or results of operations as previously reported.
Newly Adopted Accounting Standards
ASU No. 2020-04. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). The guidance in ASU 2020-04 and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which was issued in January 2021, provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria that reference the London Interbank Offered Rate, (“LIBOR”), or another rate that is expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) Deferral of the Sunset Date of Topic 848 which defers the sunset date of ASC 848, Reference Rate Reform, from December 31, 2022, to December 31, 2024. We adopted ASU 2020-04 during the year ended December 31, 2023. The adoption of ASU 2020-04 did not have a material impact on our Consolidated Financial Statements.
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. ASU 2023-09 is effective to all annual periods beginning after December 31, 2024, and is applied prospectively, while retrospective application is permitted. We are currently evaluating the effect this guidance will have on our tax disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures regarding significant segment expenses and other segment items. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. ASU 2023-07 is effective to all fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024, and is applied retrospectively to all periods presented. We are evaluating the effect this guidance will have on our segment disclosures.
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
The table below represents major line items constituting net income (loss) from discontinued operations to the after-tax income from discontinued operations (in thousands):

Table of Content

Twelve Months Ended
December 31,
2022
Major classes of line items constituting net income (loss) from discontinued operations
Revenues	$101,418
Operating expenses	(45,044)
Selling, general and administrative expenses	(32,230)
Interest expense, net	(108)
Other expense, net	(4,390)
Income before income taxes	19,646
Gain on sale of Quest transaction	203,351
Income before income taxes	222,997
Provision for income taxes	(2,831)
Net income from discontinued operations	$220,166
We completed the sale of Quest Integrity on November 1, 2022. As a result, there were no assets or liabilities in discontinued operations as of December 31, 2023 or 2022.
The following table presents the depreciation and amortization and capital expenditures of Quest Integrity (in thousands):

Twelve Months Ended
December 31,
2022
Cash flows provided by operating activities of discontinued operations:
Depreciation and amortization	$1,141

Cash flows provided by investing activities of discontinued operations:
Capital expenditures	$4,146

3. REVENUE
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below (in thousands):

	Twelve Months Ended December 31, 2023
	United States and Canada	Other Countries	Total
Revenue:
IHT	$414,515	$15,044	$429,559
MS	294,118	138,938	433,056
Total	$708,633	$153,982	$862,615

Table of Content

	Twelve Months Ended December 31, 2022
	United States and Canada	Other Countries	Total
Revenue:
IHT	$412,661	$9,901	$422,562
MS	296,151	121,495	417,646
Total	$708,812	$131,396	$840,208

	Twelve Months Ended December 31, 2023
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$343,713	$275	$59,399	$26,172	$429,559
MS	—	429,480	702	2,874	433,056
Total	$343,713	$429,755	$60,101	$29,046	$862,615

	Twelve Months Ended December 31, 2022
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$336,821	$180	$61,526	$24,035	$422,562
MS	—	413,424	276	3,946	417,646
Total	$336,821	$413,604	$61,802	$27,981	$840,208
For additional information on our reportable operating segments and geographic information, refer to Note 17 - Segment and Geographic Disclosures.
Remaining performance obligations. As permitted by ASC 606, Revenue from Contracts with Customers, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient, which permits us to recognize revenue in the amount to which we have a right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. As most of our contracts with customers are short-term in nature and billed on a time and material basis, there were no material amounts of remaining performance obligations as of December 31, 2023 and 2022.
4. ACCOUNTS RECEIVABLE
A summary of accounts receivable as of December 31, 2023 and 2022 is as follows (in thousands):

	December 31,
	2023	2022
Trade accounts receivable	$151,316	$160,572
Unbilled revenues	33,607	31,379
Allowance for credit losses	(3,738)	(5,262)
Accounts receivable, net	$181,185	$186,689

Table of Content

The following table shows a rollforward of the allowance for credit losses (in thousands):

	Twelve Months Ended December 31,
	2023	2022
Balance at beginning of period	$5,262	$7,843
Provision for expected credit losses	1,680	1,059
Recoveries collected	(1,638)	(1,114)
Write-offs	(1,560)	(2,479)
Foreign exchange effects	(6)	(47)
Balance at end of period	$3,738	$5,262

5. INVENTORY
A summary of inventory as of December 31, 2023 and 2022 is as follows (in thousands):

	December 31,
	2023	2022
Raw materials	$9,958	$8,978
Work-in-progress	2,326	2,945
Finished goods	26,569	24,408
Inventory	$38,853	$36,331
6. PREPAID AND OTHER CURRENT ASSETS
A summary of prepaid expenses and other current assets as of December 31, 2023 and 2022 is as follows (in thousands):

	December 31,
	2023	2022
Insurance receivables	$39,000	$39,000
Prepaid expenses	18,398	15,238
Other current assets	8,594	11,441
Prepaid and other current assets	$65,992	$65,679
The insurance receivables relate to receivables from our third-party insurance providers for legal claims that are recorded in other accrued liabilities, refer to Note 9 - Other Accrued Liabilities. These receivables will be covered from our third-party insurance providers for litigation matters that have been settled or are pending settlements and where the deductibles have been satisfied. The prepaid expenses primarily relate to prepaid insurance and other expenses that have been paid in advance of the coverage period.
As of December 31, 2023 and 2022, other current assets include deferred financing fees of $1.8 million each in connection with that certain Substitute Insurance Reimbursement Facility Agreement (as amended); other accounts receivable of $4.4 million and $2.4 million, respectively, primarily related to insurance rebates; and software implementation cost (net of amortization) of $1.7 million and $2.1 million, respectively. As of December 31, 2022, the other current assets also included deferred financing costs of $3.1 million due to all long-term debt then being classified as current.

Table of Content

7. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of December 31, 2023 and 2022 is as follows (in thousands):

	December 31,
	2023	2022
Land	$4,006	$4,006
Buildings and leasehold improvements	60,827	50,833
Machinery and equipment	286,376	277,852
Furniture and fixtures	10,804	10,558
Capitalized ERP system development costs	45,903	45,917
Computers and computer software	20,067	19,457
Automobiles	3,215	3,536
Construction in progress	6,634	19,196
Total	437,832	431,355
Accumulated depreciation and amortization	(310,775)	(293,256)
Property, plant, and equipment, net	$127,057	$138,099

Included in the table above are assets under finance leases of $8.5 million and $7.4 million and related accumulated amortization of $3.3 million and $2.3 million as of December 31, 2023 and 2022, respectively. Depreciation expense for the years ended December 31, 2023 and 2022 was $21.8 million, and $22.9 million respectively.
Assets sold and disposed of during the twelve months ended December 31, 2023 and 2022 had a carrying value of $0.2 million and $2.5 million, respectively, resulting in a gain on sale of $0.2 million and $4.2 million, respectively. The assets sold for the twelve months ended December 31, 2023 consisted of $0.1 million in machinery and equipment and $0.1 million primarily in leasehold improvements. The assets sold for the twelve months ended December 31, 2022 primarily consisted of $1.3 million in land, $0.9 million in buildings and $0.3 million in machinery and equipment.

Table of Content

8. INTANGIBLE ASSETS
A summary of intangible assets as of December 31, 2023 and 2022 is as follows (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$164,305	$(102,630)	$61,675
Trade names	20,262	(19,742)	520
Technology	2,300	(1,802)	498
Licenses	683	(683)	—
Intangible assets	$187,550	$(124,857)	$62,693

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$165,231	$(91,296)	$73,935
Non-compete agreements	4,281	(4,281)	—
Trade names	20,563	(19,830)	733
Technology	2,707	(1,978)	729
Licenses	840	(830)	10
Other	12,983	(12,983)	—
Intangible assets	$206,605	$(131,198)	$75,407
Amortization expense on intangible assets for the years ended December 31, 2023 and 2022 was $12.7 million, and $12.9 million, respectively. Amortization expense for intangible assets is forecasted to be approximately $12.4 million, $12.4 million, $12.0 million, $11.3 million, and $6.4 million in 2024, 2025, 2026, 2027 and 2028, respectively.
The weighted-average amortization period for intangible assets subject to amortization was 13.8 years and 13.7 years as of December 31, 2023 and 2022, respectively. The weighted-average amortization period as of December 31, 2023 is 13.8 years for customer relationships, 13.6 years for trade name and 10.0 years for technology.
9. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of December 31, 2023 and 2022 is as follows (in thousands):

	December 31,
	2023	2022
Payroll and other compensation expenses	$39,943	$48,507
Legal and professional accruals	53,972	46,665
Insurance accruals	7,170	7,483
Property, sales and other non-income related taxes	7,248	7,348
Accrued interest	4,487	3,963
Volume discounts	2,479	2,050
Other accruals	2,790	3,251
Other accrued liabilities	$118,089	$119,267

Table of Content

Under the Coronavirus Aid, Relief and Economic Security Act we qualified to defer the employer portion of social security taxes incurred through the end of calendar year 2020. As of December 31, 2022, we had $6.5 million outstanding under this program, included in Payroll and other compensation expenses in the above table and paid in January 2023. We also deferred certain payroll related expenses and tax payments under other foreign government programs. We had $1.6 million and $2.1 million as of December 31, 2023 and 2022, respectively, related to these foreign deferrals. Legal and professional accruals include accruals for legal and professional fees as well as accrued legal claims, refer to Note 16 - Commitments and Contingencies for legal claims information. Certain legal claims are covered by our third-party insurance providers and the related insurance receivables for these claims are recorded in prepaid expenses and other current assets, refer to Note 6 - Prepaid and Other Current Assets. Payroll and other compensation expenses include all payroll related accruals including, among others, accrued vacation, severance, and bonuses. Insurance accruals primarily relate to accrued medical and workers compensation costs. Property, sales and other non-income related taxes includes accruals for items such as sales and use tax, property tax and other related tax accruals. Accrued interest relates to the interest accrued on our long-term debt. Other accruals include various business accruals.

Table of Content

10. INCOME TAXES
For the year ended December 31, 2023, our income tax provision resulted in an effective tax rate of 6.4%. For the year ended December 31, 2022, our income tax provision resulted in an effective tax rate of 2.3%. Our income tax provision for the year ended December 31, 2023 was $4.6 million, our income tax provision for December 31, 2022 was $3.3 million and includes federal, state and foreign taxes.
The components of our tax provision and benefit on continuing operations were as follows (in thousands):

	Current	Deferred	Total
Twelve months ended December 31, 2023:
U.S. Federal	$(145)	$304	$159
State & local	338	—	338
Foreign jurisdictions	3,110	971	4,081
Tax provision	$3,303	$1,275	$4,578
Twelve months ended December 31, 2022:
U.S. Federal	$(211)	$—	$(211)
State & local	513	—	513
Foreign jurisdictions	1,319	1,685	3,004
Tax provision	$1,621	$1,685	$3,306
The components of pre-tax income (loss) from continuing operations for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Twelve Months Ended December 31,
	2023	2022
Domestic	$(86,077)	$(156,001)
Foreign	14,933	9,220
Pre-tax loss from continuing operations	$(71,144)	$(146,781)

The income tax provision in 2023 and 2022 attributable to the loss from continuing operations, respectively, differed from the amounts computed by applying the U.S. federal income tax rate 21% in 2023 and 2022, to pre-tax loss from continuing operations as a result of the following (in thousands):

	Twelve Months Ended December 31,
	2023	2022
Pre-tax loss from continuing operations	$(71,144)	$(146,781)
Computed income taxes at statutory rate	(14,940)	(30,824)
State income taxes, net of federal benefit	(200)	395
Foreign tax rate differential	1,229	701
Non-cash compensation	108	228
Deferred taxes on investment in foreign subsidiaries	305	—
Non-deductible expenses	246	118
Foreign withholding	641	693
Prior year tax adjustments	(299)	7
Valuation allowance	16,512	31,430
Other	976	558
Total expense for income tax on continuing operations	$4,578	$3,306

Table of Content

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Accrued compensation and benefits	$4,710	$7,630
Receivables	262	552
Inventory	311	296
Share based compensation	525	258
Other accrued liabilities	1,974	2,940
Tax credit carry forward	3,038	2,314
Interest expense limitation	41,477	28,137
Goodwill and intangible costs	9,110	10,143
Debt transactions	4,174	1,780
Net operating loss carry forwards	45,351	38,860
Other	611	1,770
Deferred tax assets	111,543	94,680
Less: Valuation allowance	(93,677)	(73,483)
Deferred tax assets, net	$17,866	$21,197
Deferred tax liabilities:
Property, plant and equipment	(15,947)	(17,642)
Unremitted earnings of foreign subsidiaries	(2,960)	(3,581)
Other	(3,476)	(3,260)
Deferred tax liabilities	(22,383)	(24,483)
Net deferred tax liability	$(4,517)	$(3,286)
We successfully negotiated amendments to existing debt instruments and entered into new agreements with lenders. These actions removed the substantial doubt about the Company's ability to continue as a going concern that previously existed and disclosed in prior periods. As of December 31, 2023, a valuation allowance of $93.7 million was recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized, primarily attributable to the domestic operations. However, on the basis of the Company's ability to continue as a going concern, we evaluated all available evidence, both positive and negative and determined that sufficient future taxable income will be generated to allow for the realization of the existing deferred tax assets in certain foreign jurisdictions in which the we operate. As a result, we were able to release $2.9 million of valuation allowance in the current year, primarily attributable to our UK and Australia subsidiaries. These benefits were offset by an increase in valuation allowance of $23.1 million on the expected realizability of our deferred tax assets for federal and state tax net operating loss carryforwards. A significant factor of negative evidence evaluated for the domestic jurisdiction was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2023.
As of December 31, 2023, we had net operating loss carryforwards for U.S. federal income tax purposes of $137.8 million, all of which have an indefinite carryforward period. These carryforwards are available, subject to certain limitations such as mentioned above, to offset future taxable income. Further, we have state net operating loss carryforwards of $210.8 million with $177.2 million expiring on various dates through 2043 and $33.5 million with an indefinite carryforward period.
As of December 31, 2023, we had interest expense carryforward for U.S. income tax purposes of $174.9 million. The entire $174.9 million has an indefinite carryforward period. These carryforwards are available, subject to certain limitations, to offset future taxable income.
As of December 31, 2023, we had $2.9 million of tax credits that will expire on various dates through 2037 if not utilized.
As of December 31, 2023, we had foreign net operating loss carryforwards totaling $16.7 million. Of this amount, $0.2 million will expire in various dates through 2033 and $16.5 million has an unlimited carryforward period.
As of December 31, 2023, none of our undistributed earnings of foreign operations were considered to be permanently reinvested overseas. As of December 31, 2023, the deferred tax liability related to undistributed earnings of foreign subsidiaries was $2.9 million.

Table of Content

As of December 31, 2023, $2.3 million of unrecognized tax benefits would affect our effective tax rate. We estimate the uncertain tax benefits that may be recognized within the next twelve months will not be material. Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.
We file income tax returns in the U.S. federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2016. We are currently under audit in one of the states in which we do substantial business. As of December 31, 2023, we recorded a $0.9 million tax liability in our uncertain positions related to this audit due to retroactive changes included in final regulations issued by the state. Certain Dutch entities were also under audit. We did not anticipate any material adjustments related to these examinations.
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
The following table summarizes reconciliation of gross unrecognized tax benefits, excluding penalties and interest, for the year ended December 31, 2023 and 2022 (in thousands):

	Twelve Months Ended December 31,
	2023	2022
Unrecognized tax benefits - January 1	$1,097	$1,285
Additions based on tax positions related to prior years	399	350
Disposition of uncertain tax positions of discontinued operations	—	(426)
Reductions resulting from a lapse of the applicable statute of limitations	(44)	(112)
Unrecognized tax benefits - December 31	$1,452	$1,097

We have recorded the unrecognized tax benefits in other long-term liabilities in the consolidated balance sheets. As of December 31, 2023 and 2022, the total amount of accrued interest and penalties related to unrecognized tax benefits was $0.8 million and $0.6 million, respectively. There was approximately $0.2 million and $0.0 million, respectively, of interest and penalties related to unrecognized tax benefits that was recorded in income tax expense for the period ended December 31, 2023 and 2022.

Table of Content

11. DEBT
As of December 31, 2023 and 2022, our total long-term debt and finance lease obligations are summarized as follows (in thousands):

	December 31,
	2023	2022
2022 ABL Credit Facility	$113,415	$99,916
ME/RE Loans[1]	24,061	—
APSC Term Loan[1]	—	31,562
Uptiered Loan / Subordinated Term Loan[1]	129,436	107,905
Incremental Term Loan[1]	38,758	—
Total	305,670	239,383
Convertible Debt[1]	—	40,650
Finance lease obligations[2]	5,756	5,902
Total debt and finance lease obligations	311,426	285,935
Current portion of long-term debt and finance lease obligations	(5,212)	(280,993)
Total long-term debt and finance lease obligations, less current portion	$306,214	$4,942
_________________
1        Comprised of principal amount outstanding, less unamortized discount and issuance costs. See below for additional information.
2        For information on our finance lease obligations, see Note 12 - Leases.
The following table summarizes scheduled maturities of our debt for the years succeeding December 31, 2023 (in thousands):

December 31
2024	$4,267
2025	137,821
2026	125,290
2027	50,000
2028	—
Thereafter	—
Total	$317,378
2022 ABL Credit Facility
On February 11, 2022, we entered into a credit agreement, with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent, (the “ABL Agent”) (such agreement, as amended by Amendment No. 1 dated as of May 6, 2022, Amendment No. 2 dated as of November 1, 2022, Amendment No.3 dated June 16, 2023, and Amendment No.4 dated March 6, 2024, and as further amended from time to time, the “2022 ABL Credit Agreement”). Available funding commitments to us under the 2022 ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of the ABL Agent (the “Revolving Credit Loans”), with a $35.0 million sublimit for swingline borrowings, a $26.0 million sublimit for issuances of letters of credit, and an incremental delayed draw term loan of up to $35.0 million (the “Delayed Draw Term Loan”) provided by Corre Partners Management, LLC and certain of its affiliates (collectively, the “2022 ABL Credit Facility”). The proceeds from the 2022 ABL Credit Facility were used to, among other things, pay off and terminate the 2020 ABL Facility (asset-based credit agreement with Citibank, N.A. for available borrowings up to $150.0 million entered on December 18, 2020).
Our obligations under the 2022 ABL Credit Agreement are guaranteed by certain of our direct and indirect subsidiaries referenced below as the “ABL Guarantors” and, together with the Company, the “ABL Loan Parties.” Our obligations under the 2022 ABL Credit Facility are secured on a first priority basis by, among other things, accounts receivable, deposit accounts, securities accounts and inventory of the ABL Loan Parties (collectively, the “ABL Priority Collateral”) and are secured on a lower priority basis by substantially all of the other assets of the ABL Loan Parties, subject to the terms of the Intercreditor Agreement (as defined below). Availability under the revolving credit line is based on a percentage of the value of qualifying accounts receivable and inventory, reduced by certain reserves.
The terms of the 2022 ABL Credit Facility are described in the table below (dollar amounts are presented in thousands):

Table of Content

	Revolving Credit Loans	Delayed Draw Term Loan
Original maturity date	2/11/2025	2/11/2025
Amended maturity date	8/11/2025	8/11/2025
Original stated interest rate	LIBOR + applicable margin (base + applicable margin)	LIBOR+10% (Base+9%)
Amended interest rate	SOFR + applicable margin (base + applicable margin)	SOFR + 10% (Base + 9%)
Actual interest rate:
12/31/2023	10.11%	15.46%
12/31/2022	8.77%	14.12%
Interest payments	monthly	monthly
Cash paid for interest
12/31/2023	$6,984	$5,317
12/31/2022	$5,388	$2,847
Unamortized balance of deferred financing cost
12/31/2023	$267	$—
12/31/2022	$2,312	$798
Available amount at 12/31/2023	$21,271	$—
The “applicable margin” in the table above is defined as a rate of 3.15%, 3.40% or 3.65% for Base Rate Loans with a 2.00% base rate floor and a rate of 4.15%, 4.40% or 4.65% for Adjusted Term SOFR Loans with a 1.00% SOFR floor, in each case depending on the amount of EBITDA (as defined in ABL Amendment No. 3 to the 2022 ABL Credit Agreement) as of the most recent measurement period as reported in a monthly compliance certificate. Base rate is used when SOFR (or LIBOR previously) is not available. The fee for undrawn revolving amounts is 0.50%.
We may make voluntary prepayments of the loans under the 2022 ABL Credit Facility from time to time, subject, in the case of the Delayed Draw Term Loan, to certain conditions. Mandatory prepayments are also required in certain circumstances, including with respect to the Delayed Draw Term Loan, if the ratio of aggregate value of the collateral under the 2022 ABL Credit Facility to the sum of the Delayed Draw Term Loan plus revolving facility usage outstanding is less than 130%. In addition, mandatory prepayments are required for the Delayed Draw Term Loan, equal to 100% of all net cash proceeds attributable to certain European collateral realized in connection with the assets disposition.
Amounts repaid under the Revolving Credit Loans may be re-borrowed, subject to compliance with the borrowing base and the other conditions set forth in the 2022 ABL Credit Agreement. Amounts repaid under the Delayed Draw Term Loan cannot be re-borrowed. Certain permanent repayments of the 2022 ABL Credit Facility loans are subject to the payment of a premium of 1.00% from June 16, 2023 until August 11, 2024, and 0.50% after August 11, 2024 until August 11, 2025. The 2022 ABL Credit Agreement contains customary conditions to borrowings and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of certain debt. The 2022 ABL Credit Agreement following the execution of Amendment No. 3 also requires that we will not exceed $15.0 million in unfinanced capital expenditures in any CapEx Test Period (as defined therein); provided we shall be permitted to make up to $25.0 million in unfinanced capital expenditures in any CapEx Test Period (as defined therein) if we maintain a total leverage ratio of less than or equal to 2.00 to 1.00 on a pro forma basis immediately after giving effect to each such unfinanced capital expenditure in excess of the capital expenditure limit. In addition, the 2022 ABL Credit Agreement includes customary events of default, the occurrence of which may require that we pay an additional 2.0% interest on the outstanding loans under the 2022 ABL Credit Facility and that the debt becomes payable immediately. As of December 31, 2023, we are in compliance with the covenants.
Direct and incremental costs associated with the issuance of the 2022 ABL Credit Facility were approximately $8.4 million and were capitalized as deferred financing costs. These costs were fully amortized as of June 16, 2023 due to the Maturity Reserve Trigger Date provision that was previously applicable. We incurred an additional $0.4 million of financing cost related to the existing ABL Credit Facility in connection with the ABL Amendment No. 3. These costs were capitalized and amortized on a straight-line basis over the amended term of the 2022 ABL Credit Facility.

Table of Content

As of December 31, 2023, we had $78.4 million outstanding under the Revolving Credit Loans and $35.0 million outstanding under the Delayed Draw Term Loans. There were $10.2 million in outstanding letters of credit secured by these instruments, which are off-balance sheet.
ME/RE Loans
The ABL Amendment No. 3, in addition to making certain other changes to the 2022 ABL Credit Facility, provided us with $27.4 million of new term loans (the “ME/RE Loans”). Our obligations in respect of the ME/RE Loans are guaranteed by certain direct and indirect material subsidiaries of the Company (the “ABL Guarantors” and, together with the Company, the “ABL Loan Parties”). The ME/RE Loans under the 2022 ABL Credit Agreement are secured on a first priority basis by, among other things, certain real estate and machinery and equipment (the “Specified ME/RE Collateral”) and are secured on a lower priority basis by substantially all of the other assets of the ABL Loan Parties. The ME/RE Loans were drawn in full on June 16, 2023 and were used to pay off the amounts owed under the existing APSC Term Loan, discussed below.
The terms of ME/RE Loans are described in the table below (dollar amounts are presented in thousands):

Original maturity date	8/11/2025
Original stated interest rate	SOFR + 5.75% + 0.11% credit spread adjustment
Principal payments	$237 monthly
Effective interest rate
12/31/2023[1]	17.40%
12/31/2022	N/A
Actual interest rate
12/31/2023	11.21%
12/31/2022	N/A
Interest payments	monthly
Cash paid for interest
12/31/2023	$1,384
12/31/2022	N/A
Balances at 12/31/2023
Principal balance	$25,823
Unamortized balance of debt issuance cost	$(1,762)
Net carrying balance	$24,061
Available amount at 12/31/2023	$—
_________________
1 The effective interest rate as of December 31, 2023, consisted of a 11.21% variable interest rate paid in cash and an additional 6.19% due to amortization of the related debt issuance costs.
We may make voluntary prepayments of the ME/RE Loans from time to time. Mandatory prepayments are required in certain instances when sales of assets are completed that are related to the Specified ME/RE Collateral, and with annual excess cash flow (as defined in the 2022 ABL Credit Agreement), subject to certain prepayment premiums (subject to certain exceptions), plus accrued and unpaid interest. The remaining unpaid principal balance of the ME/RE loans at maturity will be $21.3 million. The ME/RE Loans are governed by the 2022 ABL Credit Agreement and the same restrictive covenants described above under 2022 ABL Credit Facility apply.
Direct and incremental costs associated with the issuance of the ME/RE Loans in connection with ABL Amendment No. 3 were approximately $2.2 million and were deferred and presented as a direct deduction from the carrying amount of the related debt and are amortized over the term of the ME/RE Loans.
APSC Term Loan
On June 16, 2023, we used the proceeds from the ME/RE Loans and borrowings under the 2022 ABL Credit Facility to repay the total outstanding APSC Term Loan (defined below) balance of $35.5 million plus the applicable prepayment premium, resulting in a loss on debt extinguishment of $1.6 million.
In the previous years, we entered into that certain Term Loan Credit Agreement, dated December 18, 2020, (as amended, the “APSC Term Loan Credit Agreement”) with Atlantic Park Strategic Capital Fund, L.P., as agent (“APSC”), pursuant to which we borrowed $250.0 million (the “APSC Term Loan”).
The terms of APSC Term Loan are described in the table below (dollar amounts are presented in thousands):

Table of Content

Original maturity date	12/18/2026
Original stated interest rate	variable
Effective interest rate[1]
06/16/2023 (date of extinguishment)	38.61%
12/31/2022	37.99%
Actual interest rate:
06/16/2023 (date of extinguishment)	12.63%
12/31/2022	11.73%
Interest payments	Quarterly
Cash paid for interest
YTD 12/31/2023	$2,861
YTD 12/31/2022	$17,466
PIK interest added to principal
YTD 12/31/2023	$—
YTD 12/31/2022	$6,627
Balances at 12/31/2022
Principal balance	$35,510
Unamortized balance of debt issuance cost	$(3,948)
Net carrying balance	$31,562
1 The effective interest rate as of June 16, 2023, consisted of a 12.63% variable interest rate paid in cash and an additional 25.98% due to the acceleration of amortization of the related debt issuance costs. The effective interest rate as of December 31, 2022, consisted of a 11.73% variable interest rate paid in cash and an additional 26.26% due to the acceleration of amortization of the related debt issuance costs.
Amended and Restated Term Loan Credit Agreement - Uptiered Loan / Subordinated Term Loan and Incremental Term Loan
On November 9, 2021, we entered into a credit agreement (as amended by Amendment No. 1 dated as of November 30, 2021, Amendment No. 2 dated as of December 6, 2021, Amendment No. 3 dated as of December 7, 2021, Amendment No. 4 dated as of December 8, 2021, Amendment No. 5 dated as of February 11, 2022, Amendment No. 6 dated as of May 6, 2022, Amendment No. 7 dated as of June 28, 2022, Amendment No. 8 dated as of October 4, 2022, Amendment No. 9 dated as of November 1, 2022, Amendment No. 10 dated as of November 4, 2022, Amendment No. 11 dated as of November 21, 2022 and Amendment No. 12 dated as of March 29, 2023, the “Subordinated Term Loan Credit Agreement”) with Cantor Fitzgerald Securities, as agent, and the lenders party thereto providing for an unsecured approximately $123.1 million delayed draw subordinated term loan facility. Pursuant to the Subordinated Term Loan Credit Agreement, we borrowed $22.5 million on November 9, 2021, and an additional $27.5 million on December 8, 2021. On October 4, 2022, an additional approximately $57.0 million was added to the outstanding principal amount under the Subordinated Term Loan Credit Agreement in exchange for an equivalent amount of the Company’s senior unsecured 5.00% Convertible Senior Notes due 2023 (the “Notes”) held by Corre.
On June 16, 2023, we entered into an amendment and restatement of that certain subordinated term loan credit agreement dated as of November 9, 2021 (such agreement, as amended and restated, and as further amended by Amendment No.1 dated March 6, 2024, the “A&R Term Loan Credit Agreement”) among the Company, as borrower, the guarantors party thereto, the lenders from time-to-time party thereto and Cantor Fitzgerald Securities, as agent (the “A&R Term Loan Agent”). Additional funding commitments under the A&R Term Loan Credit Agreement, subject to certain conditions, included a $57.5 million senior secured first lien term loan (the “Incremental Term Loan”) provided by Corre and certain of its affiliates, consisting of a $37.5 million term loan tranche and a $20.0 million delayed draw tranche. Amounts outstanding under the existing subordinated term loan credit agreement (the “Uptiered Loan”) have become senior secured obligations of the Company and the A&R Term Loan Guarantors (as defined below) and are secured on a pari passu basis with the Incremental Term Loan, on the terms described below.
On July 31, 2023, $42.5 million, made up of $37.5 million of the term loan tranche and $5.0 million of the delayed draw tranche, of the $57.5 million Incremental Term Loan under the A&R Term Loan Credit Agreement was drawn down and the proceeds thereof were used to repay the Notes that matured on August 1, 2023. We borrowed an additional $5.0 million on October 6, 2023. The remaining availability of the delayed draw tranche of $10.0 million will be used, subject to certain maximum liquidity conditions, for working capital purposes.

Table of Content

The Company’s obligations under the A&R Term Loan Credit Agreement are guaranteed by certain direct and indirect material subsidiaries of the Company (the “A&R Term Loan Guarantors” and, together with the Company, the “A&R Term Loan Parties”). The obligations of the A&R Term Loan Parties are secured on a second or lower priority basis by the ABL Priority Collateral and the Specified ME/RE Collateral, and on a first priority basis by substantially all of the other assets of the A&R Term Loan Parties, subject to the terms of an intercreditor agreement (the “Intercreditor Agreement”) between the A&R Term Loan Agent, the ABL Agent and the A&R Term Loan Parties, that sets forth the priorities in respect of the collateral and certain related agreements with respect thereto.
We may make voluntary prepayments of the loans under the A&R Term Loan Credit Agreement from time to time, and we are required in certain instances related to change of control, asset sales, equity issuances, non-permitted debt issuances and with annual excess cash flow (as defined in the A&R Term Loan Credit Agreement), to make mandatory prepayments of the loans under the A&R Term Loan Credit Agreement, subject to certain prepayment premiums as specified in the A&R Term Loan Credit Agreement (subject to certain exceptions), plus accrued and unpaid interest.
The A&R Term Loan Credit Agreement contains certain customary conditions to borrowings, events of default and affirmative, negative, and financial covenants (including a net leverage ratio and maximum annual capital expenditures covenant, all as described in the A&R Term Loan Credit Agreement). As of December 31, 2023, we were in compliance with the covenants.
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
The terms of Uptiered Loan / Subordinated Term Loan and Incremental Term Loan are described in the table below (dollar amounts are presented in thousands):

	Uptiered Loan / Subordinated Term Loan	Incremental Term Loan
Maturity date	12/31/2027 (12/31/2026 if outstanding balance is greater than $50 million)	12/31/2026
Stated interest rate	12% PIK through 12/31/2023, then cash and PIK split as described below	12% paid in cash
Principal payments	at maturity	$356 quarterly
Effective interest rate
12/31/2023	12.86%[1]	22.96%[2]
12/31/2022	29.23%[1]	N/A
Interest payments	cash quarterly/PIK monthly	quarterly
Cash paid for interest
12/31/2023	$—	$898
12/31/2022	$—	N/A
PIK interest added to principal
12/31/2023	$14,644	$8
12/31/2022	$7,359	N/A
Balances at 12/31/2023
Principal balance [3]	$130,088	$48,052
Unamortized balance of debt issuance cost	$(651)	$(9,294)
Net carrying balance	$129,436	$38,758
Balances at 12/31/2022
Principal balance[3]	$115,443	N/A
Unamortized balance of debt issuance cost	$(7,538)	N/A
Net carrying balance	$107,905	N/A
Available amount at 12/31/2023	$—	$10,000

Table of Content

___________
1 The effective interest rate on the Uptiered Loan/Subordinated Term Loan as of December 31, 2023, consisted of a 12.00% stated interest rate paid in PIK and an additional 0.86% due to the amortization of the related debt issuance costs. The effective interest rate on the Uptiered Loan/Subordinated Term Loan as of December 31, 2022 consisted of a 12.00% stated interest rate paid in PIK and an additional 17.23% due to the acceleration of the amortization of the related debt issuance costs.
2 The effective interest rate on the Incremental Term Loan as of December 31, 2023, consisted of a 12.00% stated interest rate paid in cash and an additional 10.96% due to the amortization of the related debt issuance costs.
3 The principal balance of the Uptiered Loan / Subordinated Term Loan is made up of $22.5 million drawn on November 9, 2021, $27.5 million drawn on December 8, 2021, and $57.0 million added as part of the exchange agreement on October 4, 2022. In addition, the principal balance includes PIK interest recorded of $22.2 million and $7.4 million as of December 31, 2023 and December 31, 2022 respectively, and PIK fees of $0.9 million.
The Uptiered Loan under the A&R Term Loan Credit Agreement bears interest at an annual rate of 12.00%, PIK from June 16, 2023 through December 31, 2023, and thereafter a split between cash and PIK, with the cash portion ranging from 2.50% per annum to 12.00% per annum, and the PIK portion ranging from 9.50% per annum to 0.00% per annum, depending on the Company’s Net Leverage Ratio (as defined in the A&R Term Loan Credit Agreement). In addition, if certain minimum liquidity thresholds set forth in the A&R Term Loan Credit Agreement are not met for an applicable interest payment date, all interest in respect of the Uptiered Loan payable on such interest payment date will be PIK, irrespective of the Net Leverage Ratio at such time.
In addition, if certain conditions related to repayments in respect of the Incremental Term Loan are not met, certain additional quarterly fees (not to exceed 4 such fees) plus a 150 basis point increase to the applicable interest rate will be payable to the lenders under the A&R Term Loan Credit Agreement in cash or common stock of the Company, at the Company’s option.
Direct and incremental costs associated with the issuance of the Incremental Term Loan in connection with the A&R Term Loan Credit Agreement were approximately $10.1 million and were deferred and presented as a direct deduction from the carrying amount of the related debt and are amortized over the term of the Incremental Term Loan.
Warrants
As of December 31, 2023 and December 31, 2022, APSC Holdco II, L.P. held 500,000 warrants and certain Corre holders collectively held 500,000 warrants in each case providing for the purchase of one share of the Company’s common stock per warrant at an exercise price of $15.00. The warrants will expire on December 8, 2028. See table below for further details.

	Original				After 1 for 10 Reverse Stock Split (Effective date December 22, 2022)
Holder	Date	Number of shares	Exercise price	Expiration date	Number of shares	Exercise price	Expiration date
APSC Holdco II, LP
Original	12/18/2020	3,582,949	$7.75	6/14/2028
Amended	11/9/2021	500,000	$1.50	6/14/2028
Amended	12/8/2021	917,051	$1.50	12/8/2028
Total APSC		5,000,000	$1.50	12/8/2028	500,000	$15.00	12/8/2028

Corre	12/8/2021	5,000,000	$1.50	12/8/2028	500,000	$15.00	12/8/2028

Total warrants		10,000,000			1,000,000
The exercise price and the number of shares of our common stock issuable on exercise of the warrants are subject to certain antidilution adjustments, including for stock dividends, stock splits, reclassifications, noncash distributions, cash dividends, certain equity issuances and business combination transactions.
In connection with the transactions contemplated by the 2022 ABL Credit Agreement, on February 11, 2022 we entered into a common stock subscription agreement with the Corre holders, pursuant to which we issued and sold the common stock to the Corre holders. The Company, the Corre holders and APSC Holdco entered into those certain Team, Inc. Waivers of Anti-Dilution Adjustments and Cash Transaction Exercise (collectively, the “Warrant Waivers”) and agreed, among other things, (i) to irrevocably waive certain anti-dilution adjustments set forth in such Warrant in connection with the Proposed Equity Financing (as defined in the Warrant Waivers); (ii) to not exercise such Warrant, in whole or in part, if the Company determines that such exercise will cause an ownership change within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (assuming, among other things, that the ownership change threshold is 47% rather than 50%); and (iii) to only exercise such Warrant in a “cashless” or “net-issue” exercise.

Table of Content

Convertible Debt
On July 31, 2023, $42.5 million of the $57.5 million under the Incremental Term Loan was drawn down and the proceeds thereof were used to repay in full the remaining principal and accrued interest of the outstanding Notes on their maturity date of August 1, 2023.

Previously, on July 31, 2017, we had issued $230.0 million principal amount of Notes in a private offering to qualified institutional buyers (as defined in the Securities Act of 1933) pursuant to Rule 144A under the Securities Act (the “Offering”). Net proceeds received from the Offering were approximately $222.3 million after deducting discounts, commissions and expenses and were used to repay outstanding borrowings under a previous credit facility. In December 2020, we retired $136.9 million par value of our Notes, and on October 4, 2022, we had entered into an exchange agreement (the “Exchange Agreement”) with certain holders to exchange approximately $57.0 million of aggregate principal amount, plus accrued and unpaid PIK Interest, of the Notes for an equivalent increased principal amount of term loan under the Subordinated Term Loan Credit Agreement. Following the closing of the Exchange Agreement and Amendment No.8 to the Subordinated Term Loan Credit Agreement, we had approximately $41.2 million in aggregate principal amount of Notes outstanding.
The Notes bore interest at a rate of 5.0% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2018. The Notes were originally scheduled to mature on August 1, 2023. Effective interest rate as of December 31, 2022 was 7.84%. Amortization of discount and debt issuance cost for the years ended December 31, 2023 and 2022 amounted to $0.5 million and $2.4 million, respectively.
As of December 31, 2022, the outstanding net carrying balance of the Notes was $40.7 million consisting of the principal balance of $41.2 million and unamortized discount and debt issuance cost of $0.5 million.
Cash interest paid for the years ended December 31, 2023 and 2022 amounted to $2.1 million and $2.1 million, respectively. PIK interest of $4.2 million was added to principal during 2022. There was no PIK interest in 2023.
Fair Value of Debt
The fair value of our 2022 ABL Credit Facility, Uptiered Loan, Incremental Term Loan and ME/RE Loans are representative of the carrying value based upon the respective interest rate terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt. The fair value of the Notes as of December 31, 2022 was $37.5 million, (inclusive of the fair value of the conversion option) and a “Level 2” measurement, determined based on the observed trading price of these instruments. The Notes were fully paid off on August 1, 2023.
1970 Group Substitute Insurance Reimbursement Facility
On September 29, 2022, we entered into the Substitute Insurance Reimbursement Facility Agreement with 1970 Group Inc. (“1970 Group’) (as amended by that certain first amendment thereto dated August 29, 2023, the “Substitute Insurance Reimbursement Facility Agreement”). Under this agreement, the 1970 Group extended us credit in the form of a substitute reimbursement facility (the “Substitute Reimbursement Facility”) to initially provide up to approximately $21.4 million of letters of credit on our behalf in support of our workers’ compensation, commercial automotive and general liability insurance carriers for workers’ compensation, commercial automotive and/or general liability policies (the “Insurance Policies”).
Such letters of credit arranged by the 1970 Group permitted the return of certain existing letters of credit for our account that were outstanding for the purpose of supporting the Insurance Policies and that are required to be collateralized, thereby providing us increased liquidity. Under the Substitute Insurance Reimbursement Facility Agreement, we are required to reimburse the 1970 Group for any draws made under the letters of credit within five business days of notice of any such draw. The Substitute Insurance Reimbursement Facility Agreement terminates upon the earlier of (i) the expiration or termination of our Insurance Policies or (ii) September 29, 2024 (as amended).
The Substitute Insurance Reimbursement Facility Agreement contains certain affirmative covenants regarding our insurance contracts, and certain events of default. Our obligations under the Substitute Insurance Reimbursement Facility Agreement are not guaranteed by any of our subsidiaries, are unsecured and are subordinated to our debt obligations. As of December 31, 2023 we have $21.3 million of letters of credit outstanding under the Substitute Reimbursement Facility.
According to the provisions of ASC 470 – Debt, the arrangement is a Substitute Insurance Reimbursement Facility limited to the amounts drawn under the letters of credit. Therefore, until we use or draw on the Substitute Insurance Reimbursement Facility, the letters of credit are treated as an off-balance sheet credit arrangement. Fees in the amount of $2.9 million and $2.9 million, respectively, were paid by us during the years ended December 31, 2023 and 2022 and were deferred and amortized over the term of the arrangement. As of December 31, 2023 and 2022, the unamortized balance of $1.8 million was included in other current assets.

Table of Content

Liquidity
As of December 31, 2023, we had $30.4 million of unrestricted cash and cash equivalents and $5.0 million of restricted cash including $3.4 million of restricted cash held as collateral for letters of credit and commercial card programs. International cash balances as of December 31, 2023 were $12.0 million, and approximately $0.6 million of such cash is located in countries where currency or regulatory restrictions exist. As of December 31, 2023, we had approximately $31.3 million of availability under our various credit facilities, consisting of $21.3 million available under the Revolving Credit Loans and $10.0 million available under the Incremental Delayed Draw Term Loan under the A&R Term Loan Credit Agreement. We had $35.7 million in letters of credit and $2.5 million in surety bonds outstanding and an additional $2.1 million in miscellaneous cash deposits securing leases or other required obligations.
Our cash and cash equivalents as of December 31, 2022 totaled $58.1 million, of which $7.0 million was restricted, including $4.6 million of restricted cash held as collateral for letters of credit and commercial card programs. Additionally, $16.3 million of the $58.1 million of cash and cash equivalents was in foreign accounts, primarily in Europe, Canada and Australia including $1.4 million of cash located in countries where currency or regulatory restrictions exist.
12. LEASES
We determine if an arrangement is a lease at inception. Operating leases are included in “Operating lease right-of-use (‘ROU’) assets”, “current portion of operating lease obligations” and “operating lease obligations” on our consolidated balance sheets. Finance leases are included in “property, plant and equipment, net”, “current portion of long-term debt and finance lease obligations” and “long-term debt and finance lease obligations” on our consolidated balance sheets.
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
We have operating and finance leases primarily for equipment, real estate, and vehicles. Some of our leases include options to extend the leases for up to 10 years, and some may include options to terminate the leases within 1 year.
The components of lease expense are as follows (in thousands):

	December 31,
	2023	2022
Operating lease costs	$24,605	$25,116
Variable lease costs	5,198	5,346
Finance lease costs:
Amortization of right-of-use assets	1,182	765
Interest on lease liabilities	462	421
Total lease cost	$31,447	$31,648
Lease cost - discontinued operations	$—	$841
Lease cost - continuing operations	$31,447	$30,807

Table of Content

Other information related to leases is as follows (in thousands):

	December 31,
	2023	2022
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$18,823	$19,032
Operating cash flows from finance leases	446	316
Financing cash flows from finance leases	1,039	885
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$3,402	$3,455
Finance leases	$1,371	$1,270

Amounts recognized in the consolidated balance sheet are as follows (in thousands):

	December 31,
	2023	2022
Operating Leases:
Operating lease right-of-use assets	$40,498	$48,462
Current portion of operating lease obligations	14,232	13,823
Operating lease obligations (non-current)	29,962	38,819

Finance Leases:
Property, plant and equipment, net	$5,258	$5,107
Current portion of long-term debt and finance lease obligations	945	960
Long-term debt and finance lease obligations	4,811	4,942

Weighted average remaining lease term
Operating leases	5 years	6 years
Finance leases	8 years	9 years
Weighted average discount rate
Operating leases	8.1%	7.5%
Finance lease	8.0%	7.3%
As of December 31, 2023, we have no material additional operating and finance leases that have not yet commenced.

As of December 31, 2023, future minimum lease payments under non-cancellable (excluding short-term leases) are as follows (in thousands):

Twelve Months Ended December 31,	Operating Leases	Finance Leases
2024	$16,519	$1,307
2025	11,389	1,011
2026	7,426	903
2027	5,855	753
2028	3,091	646
Thereafter	9,138	2,866
Total future minimum lease payments	$53,418	$7,486
Less: Interest	9,224	1,730
Present value of lease liabilities	$44,194	$5,756

Table of Content

Total rent expense resulting from operating leases, including short-term leases, for the years ended December 31, 2023 and 2022 were $36.4 million and $37.3 million, respectively.

13. SHARE-BASED COMPENSATION
We have adopted stock incentive plans and other arrangements pursuant to which our Board of Directors may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees. As of December 31, 2023, there were approximately 707,595 restricted stock units, performance awards and stock options outstanding to officers, directors, and key employees. The exercise price, terms and other conditions applicable to each form of share-based compensation under our plans are generally determined by the Compensation Committee of our Board at the time of grant and may vary.
In May 2021, our shareholders approved the amendment and restatement to the 2018 Team, Inc. Equity Incentive Plan (the “2018 Plan”). The 2018 Plan authorized issuance of share-based awards representing 420,000 shares, after giving effect of the reverse stock split discussed below. As of December 31, 2023, the 2018 Plan had 86,772 shares available for issuance, not including 445,136 performance awards granted in 2023, which can be settled in shares, cash or a combination thereof when vested. These performance awards are discussed in further detail below. Shares issued in connection with our share-based compensation are issued out of authorized but unissued common stock.
On December 21, 2022, we completed a reverse stock split of our outstanding common stock at a ratio of one-for-ten (the “Reverse Stock Split”) that effected a proportionate reduction in shares available for issuance under the 2018 Plan. We have made proportionate adjustments to the number of stock units outstanding and issuable upon exercise or vesting of our outstanding awards as well as the applicable exercise prices and weighted average fair value. No fractional shares were issued in connection with the Reverse Stock Split.
Compensation expense related to share-based compensation totaled $1.6 million, consisting of $1.4 million of stock units related expense and $0.2 million of performance units related expense, and $0.2 million, consisting of $1.5 million of stock units related expense and $1.3 million of credit related to performance units, for the years ended December 31, 2023 and 2022, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. As of December 31, 2023, $3.7 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 2.0 years. There was no income tax benefit recognized for the years ended December 31, 2023 or 2022.
Stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over three or four years and the expense associated with the units is recognized over the same vesting period. Compensation expense related to stock units totaled $1.4 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively.
Transactions involving our stock units grants for the twelve months ended December 31, 2023 are summarized below:

	Twelve Months Ended December 31, 2023
	No. of Stock Units	Weighted Average Fair Value at Date of Grant
	(in thousands)
Stock and stock units, beginning of year	98	$19.55
Changes during the year:
Granted	253	$8.22
Vested and settled	(87)	$19.81
Cancelled	(2)	$44.04
Stock and stock units, end of year	262	$8.36
The intrinsic value of stock units vested during the years ended December 31, 2023 and 2022 was $0.6 million and $0.5 million, respectively.
We have a performance stock unit award program whereby we grant Long-Term Performance Stock Unit (“LTPSU”) awards to our executive officers. Under this program, we communicate “target awards” to the executive officers during the first year of a performance period. LTPSU awards vest with the achievement of the performance goals and completion of the required service period. Settlement occurs with common stock as soon as practicable following the vesting date.

Table of Content

We granted 445,136 LTPSUs during 2023 to certain executives with a milestone factor related to our adjusted EBITDA. This milestone factor is considered a non-market condition under GAAP. For performance units not subject to market conditions, we determine the fair value of each performance unit based on the market price of our common stock on the date of grant. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. For performance awards, we recorded an expense of $0.2 million and income of $1.3 million for the years ended December 31, 2023 and 2022, respectively.

Transactions involving our performance awards during the twelve months ended December 31, 2023 are summarized below:

	Twelve Months Ended December 31, 2023
	Performance Units Not Subject to Market Conditions
	No. of Stock Units[1]	Weighted Average Fair Value at Date of Grant
	(in thousands)
Performance stock units, beginning of period	2	$116.90
Changes during the period:
Granted	445	$8.22
Cancelled and forfeited	(2)	$116.90
Performance stock units, end of period	445	$8.22
__________________________
1    Performance units with variable payouts are shown at target level of performance.

    There were no performance stock units vested during the years ended December 31, 2023 and 2022.
We determine the fair value of each stock option at the grant date using a Black-Scholes model and recognize the resulting expense of our stock option awards over the period during which an employee is required to provide services in exchange for the awards, usually the vesting period. There was no compensation expense related to stock options for the years ended December 31, 2023 and 2022. Our options typically vest in equal annual installments over a four-year service period. Expense related to an option grant is recognized on a straight-line basis over the specified vesting period for those options. Stock options generally have a ten-year term.
No stock options were granted during the years ended December 31, 2023 and 2022. There were a small number of options remaining as of December 31, 2023 that had a weighted-average remaining contractual life of 0.4 years, and an exercise price of $504.70. There were no stock option awards exercised during the years ended December 31, 2023 and 2022.

Table of Content

14. SHAREHOLDERS’ EQUITY
Shareholders’ Equity and Preferred Stock
On December 21, 2022, we completed a reverse stock split of our outstanding common stock at a ratio of one-for-ten. The Reverse Stock Split effected a proportionate reduction in our authorized shares of common stock from 120,000,000 shares to 12,000,000 shares and reduced the number of shares of common stock outstanding from approximately 43,429,089 shares to approximately 4,342,909 shares. We have made proportionate adjustments to the number of common shares issuable upon exercise or conversion of our outstanding warrants and equity awards, as well as the applicable exercise prices and weighted average fair value of the equity awards. No fractional shares were issued in connection with the Reverse Stock Split.
As of December 31, 2023 there were 4,415,147 shares of our common stock outstanding and 12,000,000 shares authorized with a par value of $0.30 per share.
As of December 31, 2023 we had 500,000 authorized shares of preferred stock, none of which had been issued.
Warrants
In connection with the APSC Term Loan Credit Agreement and the Subordinated Term Loan Credit Agreement, we entered into Warrant Agreements and Waivers related to our common stock. A discussion of these transactions can be found in Note 11 - Debt.
Accumulated Other Comprehensive Income (loss)
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Twelve Months Ended December 31, 2023					Twelve Months Ended December 31, 2022
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total
Balance at beginning of year	$(31,847)	$2,988	$(10,474)	$336	$(38,997)	$(25,258)	$2,988	$(3,873)	$(589)	$(26,732)
Other comprehensive income (loss)	3,006	—	(567)	(374)	2,065	(6,589)	—	(6,601)	925	(12,265)
Balance at end of year	$(28,841)	$2,988	$(11,041)	$(38)	$(36,932)	$(31,847)	$2,988	$(10,474)	$336	$(38,997)
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Twelve Months Ended December 31,
	2023			2022
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$3,006	$22	$3,028	$(6,589)	$—	$(6,589)
Defined benefit pension plans	(567)	(396)	(963)	(6,601)	925	(5,676)
Total	$2,439	$(374)	$2,065	$(13,190)	$925	$(12,265)

Table of Content

15. EMPLOYEE BENEFIT PLANS
Defined contribution plan. Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. Our contribution for the plan year ended December 31, 2023 and 2022 was approximately $7.2 million and $3.3 million, respectively.
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
Benefits for the U.K. Plan are based on the average of the employee’s salary for the last three years of employment. The U.K. Plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013. Plan assets are primarily invested in unitized pension funds managed by U.K. registered fund managers. The most recent valuation of the U.K. Plan was performed as of December 31, 2023.
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 4.6% as of December 31, 2023. These rates are reviewed annually and adjusted to reflect current conditions. These rates are determined appropriate based on reference to yields. The expected return on plan assets of 6.4% for 2023 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with GAAP, actual results that differ from the assumptions are accumulated and are subject to amortization over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.
Net pension cost (credit) included the following components (in thousands):

	Twelve Months Ended December 31,
	2023	2022
Interest cost	$2,763	$1,586
Expected return on plan assets	(3,719)	(2,362)
Amortization of prior service cost	31	31
Amortization of net actuarial loss	285	—
Net pension credit	$(640)	$(745)

The weighted-average assumptions used to determine benefit obligations as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Discount rate	4.6%	5.0%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	3.1%	3.2%
______________
1    Not applicable due to plan curtailment.

Table of Content

The weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2023 and 2022 are as follows:

	Twelve Months Ended December 31,
	2023	2022
Discount rate	5.0%	2.0%
Expected long-term return on plan assets	6.4%	2.8%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	3.2%	3.3%
_______________
1    Not applicable due to plan curtailment.
The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.
The expected long-term rate of return on invested assets for 2023 is determined based on the weighted average of expected returns on asset investment categories as follows: 5.5% overall, 8.5% for equities and 5.0% for debt securities.
The following table sets forth the changes in the benefit obligation and plan assets for the years ended December 31, 2023 and 2022 (in thousands):

	Twelve Months Ended December 31,
	2023	2022
Projected benefit obligation:
Beginning of year	$56,170	$91,262
Interest cost	2,763	1,586
Actuarial (gain) loss	1,059	(22,444)
Benefits paid	(3,646)	(5,028)
Foreign currency translation adjustment and other	2,981	(9,206)
End of year	$59,327	$56,170
Fair value of plan assets:
Beginning of year	56,568	94,164
Actual gain (loss) on plan assets	3,908	(26,919)
Employer contributions	3,729	3,699
Benefits paid	(3,646)	(5,028)
Foreign currency translation adjustment and other	3,091	(9,348)
End of year	63,650	56,568
Excess projected obligation under fair value of plan assets at end of year	$4,323	$398
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$(12,020)	$(10,980)
Prior service cost	(509)	(520)
Total	$(12,529)	$(11,500)
The accumulated benefit obligation for the U.K. Plan was $59.3 million and $56.2 million as of December 31, 2023 and 2022, respectively.

Table of Content

As of December 31, 2023, expected future benefit payments are as follows for the years ended December 31, (in thousands):

2024	$3,838
2025	4,010
2026	3,955
2027	4,039
2028	4,044
2029-2033	20,432
Total	$40,318
The following tables summarize the plan assets of the U.K. Plan measured at fair value on a recurring basis (at least annually) as of December 31, 2023 and 2022 (in thousands):

December 31, 2023
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2,992	$2,992	$—	$—
Equity securities:
Diversified growth fund (a)	9,426	—	3,297	6,129
Fixed income securities:
U.K. government fixed income securities (b)	9,369	—	9,369	—
U.K. government index-linked securities (c)	9,255	—	9,255	—
Corporate bonds (d)	32,608	—	32,608	—
Total	$63,650	$2,992	$54,529	$6,129

December 31, 2022
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
Cash	$1,861	$1,861	$—	$—
Equity securities:
Diversified growth fund (a)	15,285	—	4,848	10,437
Fixed income securities:
U.K. government fixed income securities (b)	6,471	—	6,471	—
U.K. government index-linked securities (c)	7,942	—	7,942	—
Corporate bonds (d)	25,009	—	25,009	—
Total	$56,568	$1,861	$44,270	$10,437
a.This category includes investments in a diversified portfolio of equity, alternatives and cash markets that aims to achieve capital growth returns.
b.This category includes investments in funds with the objective to provide a leveraged return to U.K. government fixed income securities (bonds) that have maturity periods ranging from 2030 to 2060.
c.This category includes investments in funds with the objective to provide a leveraged return to various U.K. government indexed-linked securities (gilts), with maturity periods ranging from 2027 to 2062. The funds invest in U.K. government bonds and derivatives.
d.This category includes investments in a diversified pool of debt and debt like assets to generate capital and income returns. Investment objectives for the U.K. Plan, as of December 31, 2023, are to:
•optimize the long-term return on plan assets at an acceptable level of risk
•maintain a broad diversification across asset classes

Table of Content

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
The following table sets forth the weighted-average asset allocation and target asset allocations as of December 31, 2023 and 2022 by asset category:

	Asset Allocations		Target Asset Allocations
	2023	2022	2023	2022
Equity securities and diversified growth funds[1]	14.8%	27.0%	27.5%	27.5%
Debt securities[2]	80.5%	69.7%	72.5%	72.5%
Other	4.7%	3.3%	—%	—%
Total	100%	100%	100%	100%
______________________________
1Diversified growth funds refer to actively managed absolute return funds that hold a combination of equity and debt securities.
2Includes investments in funds with the objective to provide leveraged returns to U.K. government fixed income securities, U.K. government indexed-linked securities, global bonds, and corporate bonds.

The following table summarizes the changes in the fair value measurements of Level 3 investments for the pension plans (in thousands):

	December 31, 2023	December 31, 2022
Balance at beginning of year	$10,437	$11,443
Actual return on plan assets	232	195
Purchases/ sales/ settlements	(4,971)	—
Transfer in/out of level 3	—	—
Changes due to foreign exchange	431	(1,201)
Balance at end of year	$6,129	$10,437

The following is a description of the valuation methodologies used to measure plan assets at fair value.
For equity securities and fixed income securities, fair value is based on observable inputs of comparable market transactions. The valuation of certain alternative investments, such as limited partnerships, may require significant management judgment and involves a level of uncertainty. The valuation is generally based on fair value as reported by the asset manager and adjusted for cash flows, if necessary. In making such an assessment, a variety of factors are reviewed by us, including, but are not limited to, the timeliness of fair value as reported by the asset manager and changes in general economic and market conditions subsequent to the last fair value reported by the asset manager. The use of different techniques or assumptions to estimate fair value could result in a different fair value measurement at the reporting date. Cash and cash equivalents are valued based on cost, which approximates fair value. Other than those assets that have quoted prices from an active market, investments are generally classified in Level 2 or Level 3 of the fair value hierarchy based on the lowest level input that is significant to the fair value measure in its entirety.

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
California Wage and Hour Litigation - We were a defendant in a consolidated class and collective action, Michael Thai v. Team Industrial Services, Inc., et al, pending in the U.S. District Court for the Central District of California, originally filed by two separate plaintiffs as separate cases in the Superior Court for the County of Los Angeles, California in June 2019 and August 2020, respectively. We settled the consolidated class and collective action in 2022 that resulted in us recording a pre-tax charge of $3.0 million in the third quarter of fiscal year 2022, and we paid the settlement in January 2023.
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
On February 9, 2022, TEAM and the EPA agreed to settle all the claims related to this matter and the formal settlement agreement was finalized in April 2022 with our agreement to pay penalties totaling $0.2 million. As of December 31, 2023, we had $0.1 million of penalties outstanding.
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
We believe that the likelihood that the amount of the judgment will be affirmed is not probable. We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. We currently estimate a range of possible outcomes between $13.0 million and approximately $51.0 million, and we have accrued a liability as of December 31, 2023 which is the amount we believe is the most likely estimate for a probable loss on this matter. We have also recorded a related receivable from our third-party insurance providers in other current assets with the corresponding liability of the same amount in other accrued liabilities. Such amounts are treated as non-cash operating activities. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3.0 million self-insured retention and deductible. All retentions and deductibles have been met, accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will

Table of Content

continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
Notice of repayment of pandemic related government subsidies - In response to widespread health crises, epidemics and pandemics, certain of our entities based in foreign jurisdictions, received governmental funding assistance to compensate for a portion of employee wages between March 2020 and March 2022. Following ongoing compliance reviews of these funding assistance programs, we received notices stating noncompliance with the requirements of these funding assistance programs. Accordingly, based on the assessments completed by the government appointed administrative authority, we have accrued $5.5 million, to be repaid over an extended period, as of December 31, 2023. We believe there are grounds for appeal and intend to challenge the decisions passed by the administrative authority to repay the funds through appropriate legal means.
Accordingly, for all matters discussed above, we have accrued in the aggregate approximately $45.1 million as of December 31, 2023, of which approximately $6.1 million is not covered by our various insurance policies.
In addition to legal matters discussed above, we are subject to various lawsuits, claims and proceedings encountered in the normal conduct of business (“Other Proceedings”). We believe that based on our current knowledge and after consultation with legal counsel that the Other Proceedings, individually or in the aggregate, will not have a material effect on our consolidated financial statements.

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
Segment data for our two operating segments are as follows (in thousands):

	Twelve Months Ended December 31,
	2023	2022
Revenues:
IHT	$429,559	$422,562
MS	433,056	417,646
Total Revenues	$862,615	$840,208

	Twelve Months Ended December 31,
	2023	2022
Operating income (loss):
IHT	$24,220	$17,093
MS	27,759	20,930
Corporate and shared support services	(65,255)	(77,825)
Total Operating income (loss)	$(13,276)	$(39,802)

	Twelve Months Ended December 31,
	2023	2022
Capital expenditures[1]:
IHT	$5,373	$13,939
MS	5,052	5,013
Corporate and shared support services	9	84
Total Capital expenditures	$10,434	$19,036
______________
1    Excludes finance leases. Totals may vary from amounts presented in the consolidated statements of cash flows due to the timing of cash payments.

	Twelve Months Ended December 31,
	2023	2022
Depreciation and amortization:
IHT	$12,402	$12,391
MS	18,755	19,021
Corporate and shared support services	6,715	5,041
Total Depreciation and amortization	$37,872	$36,453
Separate measures of our assets by operating segment are not produced or utilized by management to evaluate segment performance.

Table of Content

A geographic breakdown of our revenues for the years ended December 31, 2023 and 2022 and our total long-lived assets as of December 31, 2023 and 2022 are as follows (in thousands):

	Total Revenues[1]	Total Long-lived Assets[2]
Twelve months ended December 31, 2023
United States	$623,763	$210,427
Canada	84,870	4,755
Europe	73,295	13,080
Other foreign countries	80,687	1,986
Total	$862,615	$230,248
Twelve months ended December 31, 2022
United States	$613,021	$240,088
Canada	95,791	4,708
Europe	61,713	14,591
Other foreign countries	69,683	2,581
Total	$840,208	$261,968
 ______________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.
2    Excludes financial instruments and deferred tax assets.
18. RELATED PARTY TRANSACTIONS
Alvarez & Marsal provided certain consulting services to us in connection with our former Interim Chief Financial Officer position and other corporate support costs. Effective June 12, 2022 the Interim Chief Financial Officer position ended, as we named a permanent Chief Financial Officer. We paid $8.1 million in consulting fees to Alvarez & Marsal for the year ended December 31, 2022.
In connection with our debt transactions, we engaged in transactions with Corre and APSC to provide funding as described in Note 11 - Debt.
19. SUBSEQUENT EVENTS
As of March 7, 2024, the filing date of this Annual Report on Form 10-K, we evaluated the existence of events occurring subsequent to the end of fiscal year 2023 and determined that there were no events or transactions that would have a material impact on our results of operations or financial position, except for the execution of Amendment No.1 to the A&R Term Loan Credit Agreement (“Amendment No.1”), and Amendment No.4 to the 2022 ABL Credit Agreement (“Amendment No.4”), each dated March 6, 2024. Amendment No.1 and Amendment No.4 modified certain terms and covenants defined in the respective debt agreements.
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
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also considered the work completed related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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
We have used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) to evaluate the effectiveness of our internal control over financial reporting. As a result of this evaluation, Management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2023.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.    OTHER INFORMATION

Amendment No. 1 to A&R Term Loan Credit Agreement
On March 6, 2024, the Company, along with the guarantors party thereto, the lenders party thereto and Cantor Fitzgerald Securities, as agent, entered into Amendment No. 1, Limited Waiver and Consent to Amended and Restated Term Loan Credit Agreement (“Term Loan Amendment No. 1”) to the A&R Term Loan Credit Agreement. Term Loan Amendment No. 1 amended the A&R Term Loan Credit Agreement to, among other things (i) modify the definition of “EBITDA” to permit certain additional addbacks, (ii) increase the amount of purchase money indebtedness and capital lease obligations permitted thereunder, (iii) permit a sale and leaseback transaction closed concurrently with Term Loan Amendment No. 1 (the “Sale Leaseback Transaction”) and (iv) waive any mandatory prepayment requirement in connection with such sale leaseback transaction.
The foregoing summary of Term Loan Amendment No. 1 does not purport to be complete and is subject to, and qualified in its entirety by, the full and complete text of Term Loan Amendment No. 1, a copy of which is attached hereto as Exhibit 10.20 and is incorporated by reference herein.

Table of Content

Amendment No. 4 to 2022 ABL Credit Agreement
On March 6, 2024, the Company, along with the guarantors party thereto, the lenders party thereto and Eclipse Business Capital LLC, as agent, entered into Amendment No. 4, Limited Waiver and Consent to Credit Agreement (“ABL Amendment No. 4”) to the ABL Credit Agreement. ABL Amendment No. 4 amended the ABL Credit Agreement to, among other things (i) modify the definition of “EBITDA” to permit certain additional addbacks, (ii) increase the amount of purchase money indebtedness and capital lease obligations permitted thereunder, (iii) permit the Sale Leaseback Transaction closed concurrently with ABL Amendment No. 4 and (iv) waive any mandatory prepayment requirement in connection with such sale leaseback transaction.
The foregoing summary of ABL Amendment No. 4 does not purport to be complete and is subject to, and qualified in its entirety by, the full text of ABL Amendment No. 4, a copy of which is attached hereto as Exhibit 10.21 and is incorporated by reference herein.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

Table of Content

PART III
The information for the following items of Part III has been omitted from this Annual Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended December 31, 2023, our Definitive Proxy Statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report” and “Audit Committee Report.”
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of business conduct and ethics is available on the Corporate Governance section of our website, which is located at www.teaminc.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K filed with the SEC. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report.
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

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Team, Inc., dated October 24, 2013.

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Team, Inc., dated November 28, 2022 (filed as Exhibit 3.3 to Team, Inc.’s Quarterly Report on Form 10-Q/A (File No. 001-08604) filed on November 8, 2023, incorporated herein by reference).

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

4.4
Form of Common Stock Purchase Warrant No. 2, dated December 8, 2021, between the Company and Corre Opportunities Qualified Master Fund, LP (filed as Exhibit 4.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on December 10, 2021, incorporated by reference herein).

4.5
Form of Common Stock Purchase Warrant No. 3, dated December 8, 2021, between the Company and Corre Horizon Fund, LP (filed as Exhibit 4.3 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on December 10, 2021, incorporated by reference herein).

4.6
Form of Common Stock Purchase Warrant No. 4, dated December 8, 2021, between the Company and Corre Horizon II Fund, LP (filed as Exhibit 4.4 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on December 10, 2021, incorporated herein by reference).

4.7
Section 382 Rights Agreement, dated as of February 2, 2022, between Team, Inc. and Computershare Trust Company, N.A., as rights agent (filed as Exhibit 4.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 2, 2022, incorporated by reference herein).

4.8
Second Amended and Restated Registration Rights Agreement, dated February 11, 2022, by and between the Company, APSC Holdco II, L.P, Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon II Fund, LP. (filed as Exhibit 4.1 to Team, Inc.’s Current Report on Form 8-K filed (File No. 001-08604) on February 15, 2022, incorporated by reference herein).

Table of Content

Exhibit Number	Description
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

10.1
Amended and Restated Term Loan Credit Agreement, dated June 16, 2023, by and among Team, Inc., as Borrower, the lenders party thereto, the guarantors party thereto and Cantor Fitzgerald Securities, as Agent (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on June 20, 2023, incorporated by reference herein).

10.2
Board Rights Agreement, dated as of June 16, 2023, by and among Team, Inc., Corre Partners Management, LLC, Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon Fund II, LP. (filed as Exhibit 10.3 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on June 20, 2023, incorporated by reference herein).

10.3
Credit Agreement, dated as of February 11, 2022, among Team, Inc., as Borrower, the lenders from time to time party thereto, and Eclipse Business Capital, LLC, as Agent (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 15, 2022, incorporated by reference herein).

10.4
Amendment No. 1 to Credit Agreement, dated as of May 6, 2022, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital, LLC, as agent (filed as Exhibit 10.1 to the Current Report on Form 10-Q (File No. 001-08604) filed by Team, Inc. on August 15, 2022, incorporated by reference herein).

10.5
Amendment No. 2 to Credit Agreement, dated as of November 1, 2022, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital, LLC, as Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-08604) filed by Team, Inc. on November 07, 2022, incorporated by reference herein).

10.6
Amendment No. 3 to Credit Agreement, dated as of June 16, 2023, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital LLC, as Agent (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on June 20, 2023, incorporated by reference herein).

10.7
Subscription Agreement, dated February 11, 2022, by and between the Company, Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon II Fund, LP (filed as Exhibit 10.4 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 15, 2022, incorporated by reference herein).

10.8
Board Rights Agreement, dated as of November 1, 2022, by and between Team, Inc. and Atlantic Park Strategic Capital Fund L.P. (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-08604) filed by Team, Inc. on November 7, 2022, incorporated by reference herein).

10.9
Substitute Insurance Reimbursement Facility Agreement, dated as of September 29, 2022 by and between 1970 Group, Inc. and Team, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-08604) filed by Team, Inc. on October 5, 2022, and incorporated by reference herein).

10.10	First Amendment to Substitute Insurance Reimbursement Facility Agreement dated as of August 29, 2023 by and between 1970 Group, Inc. and Team, Inc.

10.11†
Furmanite Corporation 1994 Stock Incentive Plan, Amendment and Restatement effective May 9, 2013 (filed as Exhibit 4.4 to Team, Inc.’s Registration Statement on Form S-8, File No. 333-209871, filed on March 1, 2016, incorporated by reference herein).

10.12†	Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 4.5 to Team, Inc.’s Current Report on Form S-8, (File No. 333-225727), filed on June 19, 2018, incorporated by reference herein).

10.13†
Amendment to Team, Inc. 2018 Equity Incentive Plan (filed as Appendix A of Team, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-08604) filed on April 11, 2019, incorporated by reference herein).

10.14†
Form of Restricted Stock Unit Award Agreement for the Stock Units awarded under the Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.11 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 19, 2019, incorporated by reference herein).

10.15†	Compensation Letter by and between Team, Inc. and Keith D. Tucker.

10.16†	Form of Executive Restricted Stock Unit Award Agreement under the Team, Inc. 2018 Equity Incentive Plan.

Table of Content

Exhibit Number	Description
10.17†	Form of Performance Unit Award Agreement under the Team, Inc. 2018 Equity Incentive Plan.

10.18†	Form of Indemnification Agreement (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 9, 2018, incorporated by reference herein).

10.19†
Team, Inc. Corporate Executive Officer Compensation and Benefits Continuation Policy (filed as Exhibit 4.2 to Team, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (File No. 001-08604) filed on May 11, 2022, incorporated by reference herein).

10.20*
Amendment No. 1 to Amended and Restated Term Loan Credit Agreement, dated as of March 6, 2024, by and among Team, Inc., as Borrower, the lenders party thereto, the guarantors party thereto and Cantor Fitzgerald Securities, as Agent.

10.21*
Amendment No. 4 to Credit Agreement, dated as of March 6, 2024, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital LLC. as Agent.

21	Subsidiaries of Team, Inc.

23.1	Consent of Independent Registered Public Accounting Firm-KPMG LLP.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Team, Inc. Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Management contract or compensation plan or arrangement.
*Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. Team, Inc. will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the SEC or its staff upon request.

Note: Unless otherwise indicated, documents incorporated by reference are located under SEC file number 001-08604.

ITEM 16.    FORM 10-K SUMMARY
NONE

Table of Content

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 7, 2024.

TEAM, INC.

/S/ KEITH D. TUCKER
Keith D. Tucker
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ KEITH D. TUCKER	Chief Executive Officer (Principal Executive Officer)	March 7, 2024
(Keith D. Tucker)

/S/ NELSON M. HAIGHT	Chief Financial Officer (Principal Financial Officer)	March 7, 2024
(Nelson M. Haight)

/S/ MATTHEW E. ACOSTA	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2024
(Matthew E. Acosta)

/S/ J. MICHAEL ANDERSON	Director	March 7, 2024
(J. Michael Anderson)

/S/ MICHAEL J. CALIEL	Director, Executive Chairman	March 7, 2024
(Michael J. Caliel)

/S/ JEFFERY G. DAVIS	Director	March 7, 2024
(Jeffery G. Davis)

/S/ ANTHONY R. HORTON	Director	March 7, 2024
(Anthony R. Horton)

/S/ EVAN S. LEDERMAN	Director	March 7, 2024
(Evan. S. Lederman)

/S/ TED STENGER	Director	March 7, 2024
(Ted Stenger)