Form 10-Q
period 2024-03-31
TEAM INC
filed 2024-05-14
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The Registrant had 4,415,201 shares of common stock, par value $0.30, outstanding as of May 10, 2024.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$24,190	$35,427
Accounts receivable, net of allowance of $3,625 and $3,738 respectively	174,701	181,185
Inventory	38,663	38,853
Income tax receivable	365	644
Prepaid expenses and other current assets	60,283	65,992
Total current assets	298,202	322,101
Property, plant and equipment, net	123,137	127,057
Intangible assets, net	59,555	62,693
Operating lease right-of-use assets	39,614	40,498
Defined benefit pension asset	4,479	4,323
Other assets, net	8,645	7,847
Deferred tax asset	1,851	1,225
Total assets	$535,483	$565,744
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$7,123	$5,212
Current portion of operating lease obligations	14,014	14,232
Accounts payable	35,423	36,389
Other accrued liabilities	113,066	118,089
Income tax payable	1,380	1,016
Total current liabilities	171,006	174,938
Long-term debt and finance lease obligations	300,038	306,214
Operating lease obligations	29,088	29,962
Deferred tax liabilities	5,799	5,742
Other long-term liabilities	3,261	3,292
Total liabilities	509,192	520,148
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 12,000,000 shares authorized; 4,415,201 and 4,415,147 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,325	1,315
Additional paid-in capital	459,269	458,614
Accumulated deficit	(394,596)	(377,401)
Accumulated other comprehensive loss	(39,707)	(36,932)
Total equity	26,291	45,596
Total liabilities and equity	$535,483	$565,744
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenues	$199,600	$202,277
Operating expenses	150,869	155,275
Gross margin	48,731	47,002
Selling, general and administrative expenses	55,117	54,748
Operating loss	(6,386)	(7,746)
Interest expense, net	(12,098)	(16,741)
Other income, net	1,362	635
Loss before income taxes	(17,122)	(23,852)
Provision for income taxes	(73)	(859)
Net loss	$(17,195)	$(24,711)

Loss per common share:
Basic and Diluted	$(3.89)	$(5.69)

Weighted-average number of shares outstanding:
Basic and Diluted	4,415	4,344

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net loss	$(17,195)	$(24,711)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(2,862)	778
Defined benefit pension plans:
Amortization of prior service cost	8	—
Amortization of net actuarial loss	79	—
Other comprehensive income (loss), before tax	(2,775)	778
Tax provision attributable to other comprehensive income (loss)	—	(23)
Other comprehensive income (loss), net of tax	(2,775)	755
Total comprehensive loss	$(19,970)	$(23,956)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2023	4,415	$1,315	$458,614	$(377,401)	$(36,932)	$45,596
Net loss	—	—	—	(17,195)	—	(17,195)
Net settlement of vested stock awards	—	10	(10)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	(2,862)	(2,862)
Defined benefit pension plans, net of tax	—	—	—	—	87	87
Non-cash compensation	—	—	665	—	—	665
Balance at March 31, 2024	4,415	$1,325	$459,269	$(394,596)	$(39,707)	$26,291

Balance at December 31, 2022	4,343	$1,303	$457,133	$(301,679)	$(38,997)	$117,760
Net loss	—	—	—	(24,711)	—	(24,711)
Net settlement of vested stock awards	14	4	(52)	—	—	(48)
Foreign currency translation adjustment, net of tax	—	—	—	—	755	755
Non-cash compensation	—	—	382	—	—	382
Balance at March 31, 2023	4,357	$1,307	$457,463	$(326,390)	$(38,242)	$94,138

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,195)	$(24,711)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,640	9,546
Amortization of debt issuance costs, debt discounts, and deferred financing costs	1,975	8,486
Paid-in-kind interest	3,122	3,485
Allowance for credit (gains) losses	40	(201)
Foreign currency gains	(1,239)	(177)
Deferred income taxes	(626)	(37)
Loss (gain) on asset disposal	5	(260)
Non-cash compensation costs	665	382
Other, net	(204)	(947)
Changes in operating assets and liabilities:
Accounts receivable	5,352	9,350
Inventory	10	(1,473)
Prepaid expenses and other assets	2,856	(1,282)
Accounts payable	340	(66)
Other accrued liabilities	(3,527)	(20,294)
Income taxes	672	436
Net cash provided by (used in) operating activities	1,886	(17,763)
Cash flows from investing activities:
Capital expenditures	(3,016)	(2,692)
Proceeds from disposal of assets	—	332
Net cash used in investing activities	(3,016)	(2,360)
Cash flows from financing activities:
Borrowings under Revolving Credit Loans	—	6,622
Payments under Revolving Credit Loans	(9,909)	(12,623)
Payments under ME/RE Loans	(711)	—
Payments under Corre Incremental Term Loans	(356)	—
Payments for debt issuance costs	(1,400)	—
Other	2,542	(235)
Net cash used in financing activities	(9,834)	(6,236)
Effect of exchange rate changes on cash	(273)	153
Net decrease in cash and cash equivalents	(11,237)	(26,206)
Cash and cash equivalents at beginning of period	35,427	58,075
Cash and cash equivalents at end of period	$24,190	$31,869

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business. Unless otherwise indicated, the terms “we,” “our,” “us,” “Team,” and “the Company” are used in this report to refer to either Team, Inc., to one or more of our consolidated subsidiaries, or to all of them taken as a whole. Our stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “TISI”.
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
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, automotive, and mining);
•Midstream (valves, terminals and storage, and pipeline);
•Public Infrastructure (construction and building, roads, dams, amusement parks, bridges, ports, and railways); and
•Aerospace and Defense.
Basis of presentation. These condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain disclosures have been condensed or omitted from the interim financial statements included in this report. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC (“our Annual Report on Form 10-K”).
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

2. REVENUE
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below:
Geographic area (in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$96,296	$3,152	$99,448	$98,531	$3,298	$101,829
MS	68,970	31,182	100,152	72,031	28,417	100,448
Total	$165,266	$34,334	$199,600	$170,562	$31,715	$202,277
Revenue by Operating segment and service type (in thousands):

	Three Months Ended March 31, 2024
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$81,010	$145	$13,484	$4,809	$99,448
MS	—	98,863	107	1,182	100,152
Total	$81,010	$99,008	$13,591	$5,991	$199,600

	Three Months Ended March 31, 2023
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$81,606	$3	$13,728	$6,492	$101,829
MS	—	99,838	278	332	100,448
Total	$81,606	$99,841	$14,006	$6,824	$202,277
For additional information on our reportable operating segments and geographic information, refer to Note 14 - Segment and Geographic Disclosures.
Remaining performance obligations. As permitted by ASC 606, Revenue from Contracts with Customers, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient, which permits us to recognize revenue in the amount to which we have a right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. As most of our contracts with customers are short-term in nature and billed on a time and material basis, there were no material amounts of remaining performance obligations as of March 31, 2024 and December 31, 2023.

3. ACCOUNTS RECEIVABLE
A summary of accounts receivable as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Trade accounts receivable	$134,441	$151,316
Unbilled revenues	43,885	33,607
Allowance for credit losses	(3,625)	(3,738)
Total	$174,701	$181,185
The following table shows a rollforward of the allowance for credit losses (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Balance at beginning of period	$3,738	$5,262
Provision for expected credit losses	278	1,680
Recoveries collected	(189)	(1,638)
Write-offs	(264)	(1,560)
Foreign exchange effects	62	(6)
Balance at end of period	$3,625	$3,738

4. INVENTORY
A summary of inventory as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Raw materials	$9,680	$9,958
Work in progress	2,549	2,326
Finished goods	26,434	26,569
Total	$38,663	$38,853

5. PREPAID AND OTHER CURRENT ASSETS
A summary of prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Insurance receivable	$39,000	$39,000
Prepaid expenses	14,269	18,398
Other current assets	7,014	8,594
Total	$60,283	$65,992
The insurance receivable relates to the receivables from our third-party insurance providers for a legal claim that is recorded in other accrued liabilities, refer to Note 8 - Other Accrued Liabilities. These receivables will be covered from our third-party insurance providers for litigation matters that have been settled, or are pending settlement, and where the deductibles have been satisfied. The prepaid expenses primarily relate to prepaid insurance and other expenses that have been paid in advance of the coverage period. Other current assets include other accounts receivables, primarily related to insurance rebates, software implementation costs, and deferred financing charges.

6. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Land	$4,006	$4,006
Buildings and leasehold improvements	60,464	60,827
Machinery and equipment	291,593	286,376
Furniture and fixtures	10,652	10,804
Capitalized ERP system development costs	45,903	45,903
Computers and computer software	19,871	20,067
Automobiles	3,141	3,215
Construction in progress	1,250	6,634
Total	436,880	437,832
Accumulated depreciation	(313,743)	(310,775)
Property, plant and equipment, net	$123,137	$127,057

Included in the table above are assets under finance leases of $8.9 million and $8.5 million, and related accumulated amortization of $3.5 million and $3.3 million as of March 31, 2024 and December 31, 2023, respectively. Depreciation expense for the three months ended March 31, 2024 and 2023 was $5.3 million and $5.6 million, respectively.

7. INTANGIBLE ASSETS
A summary of intangible assets as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

	March 31, 2024
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$164,268	$(105,638)	$58,630
Trade names	20,255	(19,772)	483
Technology	2,301	(1,859)	442
Intangible assets	$186,824	$(127,269)	$59,555

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$164,305	$(102,630)	$61,675
Trade names	20,262	(19,742)	520
Technology	2,300	(1,802)	498
Licenses	683	(683)	—
Intangible assets	$187,550	$(124,857)	$62,693

Amortization expense of intangible assets for the three months ended March 31, 2024 and 2023 was $3.1 million and $3.2 million, respectively.
The weighted-average amortization period for intangible assets subject to amortization was 13.8 years as of March 31, 2024 and December 31, 2023.

8. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Legal and professional accruals	$51,663	$53,972
Payroll and other compensation expenses	40,648	39,943
Insurance accruals	6,259	7,170
Property, sales and other non-income related taxes	4,035	7,248
Accrued interest	5,326	4,487
Volume discount	2,652	2,479
Other accruals	2,483	2,790
Total	$113,066	$118,089
Legal and professional accruals include accruals for legal and professional fees as well as accrued legal claims. See Note 13 - Commitments and Contingencies for additional information. Certain legal claims are covered by our third-party insurance providers and the related insurance receivable for these claims is recorded in prepaid expenses and other current assets. See Note 5 - Prepaid and Other Current Assets for additional information. Payroll and other compensation expenses include all payroll related accruals including, among others, accrued vacation, severance, and bonuses. Insurance accruals primarily relate to accrued medical and workers compensation costs. Property, sales and other non-income related taxes include accruals for items such as sales and use tax, property tax, and other related tax accruals. Accrued interest relates to the interest accrued on our long-term debt. Other accruals include various business expense accruals.

9. INCOME TAXES
We recorded an income tax provision of $0.1 million for the three months ended March 31, 2024, compared to a provision of $0.9 million for the three months ended March 31, 2023. The effective tax rate, inclusive of discrete items, was a provision of 0.4% for the three months ended March 31, 2024, compared to a provision of 3.6% for the three months ended March 31, 2023. The effective tax rate differs from the statutory rate due to changes in valuation allowance in certain jurisdictions.

10. DEBT
As of March 31, 2024 and December 31, 2023, our total long-term debt and finance lease obligations are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
2022 ABL Credit Facility	$103,506	$113,415
ME/RE Loans[1]	23,608	24,061
Uptiered Loan[1]	132,569	129,436
Incremental Term Loan[1]	38,985	38,758
Equipment Finance Loan	2,801	—
Total	301,469	305,670
Finance lease obligations	5,692	5,756
Total long-term debt and finance lease obligations	307,161	311,426
Current portion of long-term debt and finance lease obligations	(7,123)	(5,212)
Total long-term debt and finance lease obligations, less current portion	$300,038	$306,214

1    Comprised of principal amount outstanding, less unamortized discount and issuance costs. See below for additional information.

2022 ABL Credit Facility
On February 11, 2022, we entered into a credit agreement, with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent, (the “ABL Agent”) (such agreement, as amended by Amendment No.1 dated as of May 6, 2022, Amendment No.2 dated as of November 1, 2022, Amendment No.3 dated as of June 16, 2023, and Amendment No.4 dated as of March 6, 2024, the “2022 ABL Credit Agreement”).
Available funding commitments under the 2022 ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of the ABL Agent (the “Revolving Credit Loans”), with a $35.0 million sublimit for swingline borrowings, a $26.0 million sublimit for issuances of letters of credit, and an incremental delayed draw term loan of up to $35.0 million (the “Delayed Draw Term Loan”) originally provided by Corre Partners Management, LLC (“Corre”) and certain of its affiliates (collectively, the “2022 ABL Credit Facility”).
The terms of the 2022 ABL Credit Facility are described in the table below (dollar amounts are presented in thousands):

	Revolving Credit Loans	Delayed Draw Term Loan
Original maturity date	2/11/2025	2/11/2025
Amended maturity date	8/11/2025	8/11/2025
Original stated interest rate	LIBOR + applicable margin (base + applicable margin 1)	LIBOR + 10% (Base + 9%)
Amended interest rate	SOFR + applicable margin (base + applicable margin 1)	SOFR + 10% (Base + 9%)
Actual interest rate:
3/31/2024	10.09%	15.44%
3/31/2023	9.31%	14.66%
Interest payments	monthly	monthly
Cash paid for interest
YTD 3/31/2024	$2,000	$1,367
YTD 3/31/2023	$1,421	$1,255
Unamortized balance of deferred financing cost
3/31/2024	$226	$—
12/31/2023	$267	$—
Available amount at 3/31/2024	$6,723	$—
1 Applicable margin ranges based on EBITDA as defined in the 2022 ABL Credit Agreement
The 2022 ABL Credit Agreement contains customary conditions to borrowings and covenants, as described in the 2022 ABL Credit Agreement, and further amended by Amendment No. 4, dated March 6, 2024. As of March 31, 2024, we are in compliance with the covenants.
As of March 31, 2024, $8.4 million in letters of credit were issued under the 2022 ABL Credit Agreement. Such amounts remain undrawn and are off-balance sheet.
ME/RE Loans
On June 16, 2023, we entered into ABL Amendment No. 3 which, in addition to making certain other changes to the 2022 ABL Credit Facility, provided us with $27.4 million of new term loans (the “ME/RE Loans”). Amounts repaid or prepaid under the ME/RE Loans may not be reborrowed.
The terms of ME/RE Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	8/11/2025
Stated interest rate	SOFR + 5.75% + 0.11% credit spread adjustment
Principal payments	$237 monthly
Effective interest rate
3/31/2024[1]	17.38%
3/31/2023	N/A
Actual interest rate
3/31/2024	11.19%
3/31/2023	N/A
Interest payments	monthly
Cash paid for interest
YTD 3/31/2024	$725
YTD 3/31/2023	N/A
Balances at 3/31/2024
Principal balance	$25,113
Unamortized balance of debt issuance cost	$(1,505)
Net carrying balance	$23,608
Available amount at 3/31/2024	$—
1 The effective interest rate as of March 31, 2024, consisted of a 11.19% variable interest rate paid in cash and an additional 6.19% due to amortization of the related debt issuance costs.
The ME/RE Loans are governed by the 2022 ABL Credit Agreement and are subject to the same restrictive covenants as described under the 2022 ABL Credit Facility.
Amended and Restated Term Loan Credit Agreement - Uptiered Loan and Incremental Term Loan
On June 16, 2023, we entered into an amendment and restatement of that certain subordinated term loan credit agreement dated as of November 9, 2021 (such agreement, as amended and restated, and as further amended by Amendment No.1 dated March 6, 2024, the “A&R Term Loan Credit Agreement”) among the Company, as borrower, the guarantors party thereto, the lenders from time-to-time party thereto and Cantor Fitzgerald Securities, as agent (the “A&R Term Loan Agent”). The A&R Term Loan Credit Agreement included a term loan credit agreement entered into on November 9, 2021, as amended through March 29, 2023 (the “Uptiered Loan”), and an additional funding commitment, subject to certain conditions, consisting of a $57.5 million senior secured first lien term loan (the “Incremental Term Loan”) provided by Corre and certain of its affiliates, comprised of a $37.5 million term loan tranche and a $20.0 million delayed draw tranche.
The A&R Term Loan Credit Agreement contains certain customary conditions to borrowings, events of default and affirmative, negative, and financial covenants (as described in the A&R Term Loan Credit Agreement and further amended by Amendment No. 4 dated March 6, 2024). As of March 31, 2024, we are in compliance with the A&R Term Loan Credit Agreement covenants.
The terms of Uptiered Loan and Incremental Term Loan are described in the table below (dollar amounts are presented in thousands):

	Uptiered Loan	Incremental Term Loan
Maturity date	12/31/2027 (12/31/2026 if outstanding balance is greater than $50 million)	12/31/2026
Stated interest rate
3/31/2024	13.5% cash and PIK split [2]	12% paid in cash
3/31/2023	12% PIK	12% paid in cash
Principal payments	at maturity	$356 quarterly
Effective interest rate
3/31/2024	14.56% [3]	22.96% [4]
3/31/2023	30.32% [3]	N/A
Interest payments	cash quarterly/PIK monthly	quarterly
Cash paid for interest
YTD 3/31/2024	$285	$1,447
YTD 3/31/2023	$—	N/A
PIK interest added to principal
YTD 3/31/2024	$3,100	$—
YTD 3/31/2023	$3,450	N/A
Balances at 3/31/2024
Principal balance [1]	$133,187	$47,696
Unamortized balance of debt issuance cost	$(618)	$(8,711)
Net carrying balance	$132,569	$38,985
Balances at 12/31/2023
Principal balance [1]	$130,087	$48,052
Unamortized balance of debt issuance cost	$(651)	$(9,294)
Net carrying balance	$129,436	$38,758
Available amount at 3/31/2024	$—	$10,000
___________
1 The principal balance of the Uptiered Loan is made up of $22.5 million drawn on November 9, 2021, $27.5 million drawn on December 8, 2021, and $57.0 million added as part of the exchange agreement on October 4, 2022. In addition, the principal balance also includes PIK interest recorded to date of $25.3 million and $22.2 million as of March 31, 2024 and December 31, 2023, respectively, and PIK fees of $0.9 million incurred as of December 31, 2022.
2 Cash and PIK split is based on the Net Leverage Ratio as defined in the A&R Term Loan Credit Agreement. Cash interest rate increased by 1.5% on January 31, 2024.
3 The effective interest rate on the Uptiered Loan as of March 31, 2024 consisted of a 13.50% stated interest rate paid in PIK and cash and an additional 1.06% due to the amortization of the related debt issuance costs. The effective interest rate on the Uptiered Loan as of March 31, 2023 consisted of a 12.00% stated interest rate paid in PIK and an additional 18.32% due to the acceleration of the amortization of the related debt issuance costs.
4 The effective interest rate on the Incremental Term Loan as of March 31, 2024 consisted of a 12.00% stated interest rate paid in cash and an additional 10.96% due to the amortization of the related debt issuance costs.
Warrants
As of March 31, 2024 and December 31, 2023, APSC Holdco II, L.P. held 500,000 warrants and certain affiliates of Corre collectively held 500,000 warrants, in each case providing for the purchase of one share of the Company’s common stock per warrant at an exercise price of $15.00. The warrants will expire on December 8, 2028.
The exercise price and the number of shares of our common stock issuable on exercise of the warrants are subject to certain antidilution adjustments, including for stock dividends, stock splits, reclassifications, noncash distributions, cash dividends, certain equity issuances and business combination transactions. The warrants can be exercised by rendering cash or by means of a cashless option as set forth in the agreement.

Equipment Finance Loan
On March 6, 2024, we entered into agreements to sell various equipment to an equipment finance lender for $2.9 million and lease the equipment for monthly payments of $181 thousand over 18 months. The lease agreement provides for a bargain purchase option at the end of the lease term which we intend to exercise. The Company determined that the transaction did not meet the criteria for sale-leaseback in accordance with ASC 842, Leases and accounted for this arrangement as an equipment financing. The assets subject to the transaction remain on our balance sheet and continue to depreciate in accordance with our depreciation policy.
Fair Value of Debt
The fair value of our debt obligations is representative of the carrying value based upon the respective interest rate terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt obligations.
1970 Group Substitute Insurance Reimbursement Facility
On September 29, 2022, we entered into the Substitute Insurance Reimbursement Facility Agreement with 1970 Group Inc. (“1970 Group”) (as amended by that certain first amendment thereto dated August 29, 2023, the “Substitute Insurance Reimbursement Facility Agreement”). Under the Substitute Insurance Reimbursement Facility Agreement, the 1970 Group extended credit to us in the form of a substitute reimbursement facility (the “Substitute Reimbursement Facility”) to provide up to approximately $22.9 million of letters of credit on our behalf in support of our workers’ compensation, commercial automotive and general liability insurance policies. As of March 31, 2024, we have $22.9 million of letters of credit outstanding under the Substitute Reimbursement Facility.
According to the provisions of ASC 470, Debt, the arrangement is a “Substitute Insurance Reimbursement Facility” limited to the amounts drawn under the letters of credit. Therefore, until we use or draw on such Substitute Insurance Reimbursement Facility, the letters of credit are treated as an off-balance sheet credit arrangement. The fees paid by us periodically under this arrangement are deferred and amortized to interest expense over the term of the arrangement. As of March 31, 2024, the unamortized balance of $0.7 million of deferred fees was included in other current assets.
Liquidity
As of March 31, 2024, we had $19.2 million of unrestricted cash and cash equivalents and $5.0 million of restricted cash, including $3.4 million of restricted cash held as collateral for letters of credit and commercial card programs. International cash balances as of March 31, 2024 were $8.2 million, and approximately $0.7 million of such cash is located in countries where currency or regulatory restrictions exist. As of March 31, 2024, we had approximately $16.7 million of available borrowing capacity under our various credit agreements, consisting of $6.7 million available under the Revolving Credit Loans and $10.0 million available under the Incremental Term Loan under the A&R Term Loan Credit Agreement. As of March 31, 2024, we had $33.9 million in letters of credit and $2.4 million in surety bonds outstanding and $0.6 million in miscellaneous cash deposits securing other required obligations. As of December 31, 2023, our cash and cash equivalents consisted of $30.4 million of unrestricted cash and cash equivalents and $5.0 million of restricted cash, including $3.4 million of restricted cash held as collateral for letters of credit and commercial card programs. International cash balances as of December 31, 2023 were $12.0 million, including $0.6 million of cash located in countries where currency or regulatory restrictions existed.
11. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). Net periodic pension credit includes the following components (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Interest cost	$652	$687
Expected return on plan assets	(847)	(925)
Amortization of prior service cost	8	8
Unrecognized net actuarial loss	79	71
Net periodic pension credit	$(108)	$(159)

Net pension credit is included in “Other income, net” on our condensed consolidated statement of operations. The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 5.5% overall, 8.5% for equities and 5.0% for debt securities.

12. SHAREHOLDERS’ EQUITY
Shareholder’s Equity and Preferred Stock
As of March 31, 2024 there were 4,415,201 shares of our common stock outstanding and 12,000,000 shares authorized at $0.30 par value per share.
As of March 31, 2024 we had 500,000 authorized shares of preferred stock, none of which had been issued.
Accumulated Other Comprehensive Income (loss)
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(25,853)	$(11,041)	$(38)	$(36,932)	$(28,859)	$(10,474)	$336	$(38,997)
Other comprehensive income (loss)	(2,862)	87	—	(2,775)	778	—	(23)	755
Balance, end of period	$(28,715)	$(10,954)	$(38)	$(39,707)	$(28,081)	$(10,474)	$313	$(38,242)

13. COMMITMENTS AND CONTINGENCIES

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
On January 25, 2022, the trial court signed a final judgment in favor of the plaintiff and against Team Industrial Services, Inc. Post-judgment motions challenging the judgment were filed on February 24, 2022 and were denied by the trial court on

April 22, 2022. We believe the jury verdict is not supported by the facts of the case or applicable law, is the result of significant trial error, and that there are strong grounds for appeal. We appealed the trial court’s judgment to the Texas First Court of Appeals by timely filing a notice of appeal on April 25, 2022, and filed our initial appellate brief on December 23, 2022.
We believe that the likelihood that the amount of the judgment will be affirmed is not probable. We currently estimate a range of possible outcomes between $13.0 million and approximately $51.0 million, and we have accrued a liability of $39.0 million as of March 31, 2024 which is the amount we believe is the most likely estimate for a probable loss on this matter. We have also recorded a related receivable from our third-party insurance providers in other current assets with a corresponding liability of the same amount in other accrued liabilities. Such amounts are treated as non-cash operating activities. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3.0 million self-insured retention and deductible. All retentions and deductibles have been met, and accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
Notice of repayment of pandemic related government subsidies - In response to widespread health crises, epidemics and pandemics, certain of our entities based in foreign jurisdictions received governmental funding assistance to compensate for a portion of employee wages between March 2020 and March 2022. Following ongoing compliance reviews of these funding assistance programs, we received notices stating noncompliance with the requirements of these funding assistance programs. Accordingly, based on the assessments completed by the government appointed administrative authority, we have accrued $5.5 million, to be repaid over an extended period, as of March 31, 2024.
Accordingly, for all matters discussed within this Note 13 - Commitments and Contingencies, we have accrued in the aggregate approximately $44.6 million as of March 31, 2024, of which approximately $5.6 million is not covered by our various insurance policies.
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
Segment data for our two operating segments are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Revenues:
IHT	$99,448	$101,829
MS	100,152	100,448
Total revenues	$199,600	$202,277

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Operating income (loss):
IHT	$5,185	$4,723
MS	4,091	3,193
Corporate and shared support services	(15,662)	(15,662)
Total operating loss	$(6,386)	$(7,746)

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$536	$1,427
MS	1,025	601
Corporate and shared support services	—	—
Total capital expenditures	$1,561	$2,028
____________
1    Excludes finance leases. Capital expenditures presented in the table above are on accrual basis and differ from the amounts presented in the condensed consolidated statements of cash flows.

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$3,029	$3,054
MS	4,649	4,753
Corporate and shared support services	1,962	1,739
Total depreciation and amortization	$9,640	$9,546
Separate measures of our assets by operating segment are not produced or utilized by management to evaluate segment performance. A geographic breakdown of our revenues for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Total Revenues[1]
United States	$152,877	$152,494
Canada	12,389	18,068
Europe	15,440	16,331
Other foreign countries	18,894	15,384
Total	$199,600	$202,277
 ______________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.

15. RELATED PARTY TRANSACTIONS
In connection with the Company’s debt transactions, the Company engaged in transactions with Corre to provide funding as described in Note 10 - Debt.

16. SUBSEQUENT EVENTS
As of May 14, 2024, the filing date of this Quarterly Report on Form 10-Q, management evaluated the existence of events occurring subsequent to the quarter ended March 31, 2024 and determined that there were no events or transactions that would have a material impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Unless otherwise indicated, the terms “Team, Inc.,” “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to Team, Inc., to one or more of our consolidated subsidiaries, or to all of them taken as a whole. Our stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “TISI”.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this report, and in conjunction with our Annual Report on Form 10-K and other documents previously filed with the SEC. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those described in more detail under the heading “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” below.

Cautionary Note Regarding Forward-Looking Statements.
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf in other materials we release to the public including all statements, other than statements of historical facts, included or incorporated by reference in this Quarterly Report on Form 10-Q, that address activities, events or developments which we expect or anticipate will or may occur in the future. You can generally identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “will,” “could,” “should,” “may” and similar expressions.
We based our forward-looking statements on our reasonable beliefs and assumptions, and our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions about events and circumstances that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the statements under “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, risks related to:

•our ability to generate sufficient cash from operations, access our 2022 ABL Credit Facility or amounts available under our Delayed Draw Term Loan to support our operations, or maintain our compliance with covenants under our debt arrangements including our 2022 ABL Credit Agreement and A&R Term Loan Credit Agreement;
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
•our ability to regain compliance with the NYSE’s continued listing requirements and rules, and the risk that the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our shareholders’ ability to sell our common stock in the event we are unable to list our common stock on another exchange;
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

GENERAL OVERVIEW
Business. We are a global, leading provider of specialty industrial services offering clients access to a full suite of conventional, specialized, and proprietary mechanical, heat-treating, and inspection services. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability, and operational efficiency for our clients’ most critical assets. We conduct operations in two segments: IHT and MS. Through the capabilities and resources in these two segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the client’s election. In addition, we are capable of escalating with the client’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide these services in three distinct client demand profiles: (i) turnaround or project services, (ii) call-out services, and (iii) nested or run-and-maintain services.
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
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, automotive, and mining);
•Midstream (valves, terminals and storage, and pipeline);
•Public Infrastructure (construction and building, roads, dams, amusement parks, bridges, ports, and railways); and
•Aerospace and Defense.

Recent Developments. On March 14, 2024, we received a written notice from the NYSE that we are not in compliance with the continued listing standards set forth in Rule 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our last reported shareholders’ equity was less than $50.0 million.

As required by the NYSE, we timely notified the NYSE of our intent to cure the deficiency and restore our compliance with the NYSE continued listing standards. In accordance with applicable NYSE procedures, we have 45 days from receipt of the notice to submit a plan advising the NYSE of the definitive action(s) we have taken, or are taking, that would bring us into compliance with the minimum global market capitalization listing standard within 12 months of receipt of the written notice. On April 29, 2024, we submitted a plan to bring us into compliance with the NYSE continued listing standards within the required timeframe. The NYSE will review the plan and, within 45 days of its receipt, determine whether we have made a reasonable demonstration of our ability to conform to the relevant standards in the 12-month period. If the NYSE accepts the plan, our common stock will continue to be listed and traded on the NYSE during the 12-month period, subject to our compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to the plan.

The notice has no immediate impact on the listing of the Company’s common stock, which will continue to trade on the NYSE during the applicable cure period, and does not result in a default under the Company's material debt or other agreements. The Company is considering all available options to regain compliance with the NYSE continued listing standards. The Company can provide no assurances that it will be able to satisfy any of the steps outlined above and maintain the listing of its shares on the NYSE.

Market Conditions Update. Oil and gas prices trended upward toward the end of the first quarter of 2024, reflecting heightened geopolitical tensions amid supply-demand tightening, although slower demand growth is currently expected for the remainder of the year. Oil and gas price volatility may impact the current and future spending on our services by our clients. The future impacts to our business from potentially higher interest rates, persistent global and domestic inflation, geopolitical unrest especially in the Middle East, and volatility in global supply chains cannot be predicted. See Item 1A “Risk Factors” in our Annual Report on Form 10-K for additional information.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following is a comparison of our results of operations for the three months ended March 31, 2024 to the three months ended March 31, 2023 (in thousands).

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$99,448	$101,829	$(2,381)	(2.3)%
MS	100,152	100,448	(296)	(0.3)%
Total revenues	$199,600	$202,277	$(2,677)	(1.3)%
Operating income (loss):
IHT	$5,185	$4,723	$462	9.8%
MS	4,091	3,193	898	28.1%
Corporate and shared support services	(15,662)	(15,662)	—	—%
Total operating loss	$(6,386)	$(7,746)	$1,360	17.6%

Interest expense, net	$(12,098)	$(16,741)	$4,643	27.7%
Other income, net	1,362	635	727	114.5%
Loss before income taxes	$(17,122)	$(23,852)	$6,730	28.2%
Provision for income taxes	(73)	(859)	786	91.5%
Net loss	$(17,195)	$(24,711)	$7,516	30.4%

Revenues. Total revenues decreased $2.7 million or 1.3% from the prior year period. Revenues were positively impacted by $0.6 million from favorable foreign exchange movements during the three-month period ended March 31, 2024. IHT segment year-to-date revenue decreased 2.3%, compared to the prior year period, primarily driven by decreased call out and turnaround activities in the U.S. and Canada regions, partially offset by an increase in Aerospace activity. MS segment revenue decreased 0.3% compared to the prior year period, mainly due to a $4.3 million decrease in Canada operations attributable to projects from the 2023 period that did not repeat in the 2024 period; mostly offset by a $1.2 million increase in U.S. operations and a $2.8 million increase in other international operations primarily attributable to higher nested and turnaround activity.

Operating income (loss). Overall operating loss was $6.4 million in the current year, a $1.4 million or 17.6% improvement as compared to an operating loss of $7.7 million in the prior year. IHT operating income increased by $0.5 million or 9.8%, primarily driven by lower direct costs and improved margins. MS operating income increased by $0.9 million or 28.1% as compared to the prior year period. MS operating income from the U.S., and other international operations increased by $1.9 million, and $0.6 million, respectively, driven by higher activity and improved margins, partially offset by a decrease of $1.6 million in Canada, primarily driven by non-repeating projects in the prior year. Corporate operating loss remained consistent with the prior year period. We continue to experience cost inflation in several areas across all segments, such as raw materials, transportation, and labor costs.

For the three months ended March 31, 2024 and 2023, operating loss includes net expenses totaling $2.6 million and $2.0 million, respectively, that we do not believe are indicative of our core operating activities, as detailed in the table below (in thousands):

	Three Months Ended March 31,
	2024	2023

Operating loss	$(6,386)	$(7,746)
Professional fees and other	2,081	1,721
Legal costs	82	—
Severance charges, net	425	305
Total non-core expenses	2,588	2,026
Operating loss, excluding non-core expenses	$(3,798)	$(5,720)
Excluding the impact of these identified non-core items in both periods, operating loss decreased by $1.9 million, from a loss of $5.7 million to a loss of $3.8 million. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense, net decreased by $4.6 million from the prior year period. The decrease was primarily due to elimination of accelerated amortization of debt issuance costs, and reduction in outstanding debt balance due to payoff of the remaining balance on the Atlantic Park Strategic Capital Fund, L.P. term loan in June 2023 and full payoff of the convertible debt in August 2023. These decreases were partially offset by interest expense incurred on the ME/RE Loans and the Incremental Term Loan entered in June 2023, increase in interest expense on the 2022 ABL Credit Facility due to higher interest rates and increase in the paid-in-kind (“PIK”) interest on the Uptiered Loan.
Cash interest paid for the three months ended March 31, 2024 and 2023 was $5.9 million and $5.2 million, respectively.
Other income, net. Other income increased by $0.7 million from the prior year period primarily due to a higher gain on foreign currency transactions in the current year period.
Taxes. The provision for income tax was $0.1 million on the pre-tax loss of $17.1 million in the current year-to-date period compared to income tax expense of $0.9 million on the pre-tax loss of $23.9 million in the prior year-to-date period. The effective tax rate was a provision of 0.4% for the three months ended March 31, 2024, compared to a provision of 3.6% for the three months ended March 31, 2023. The effective tax rate differs from the prior year period due to changes in valuation allowance.

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
We define adjusted net income (loss) and adjusted net income (loss) per share to exclude the following items: non-routine legal costs and settlements, non-routine professional fees, (gain) loss on debt extinguishment, certain severance charges, non-routine write off of assets and certain other items that we believe are not indicative of core operating activities. Consolidated adjusted EBIT, as defined by us, excludes the costs excluded from adjusted net income (loss) as well as income tax expense (benefit), interest charges, foreign currency (gain) loss, pension credit, and items of other (income) expense. Consolidated adjusted EBITDA further excludes from consolidated adjusted EBIT depreciation, amortization, and non-cash share-based compensation costs. Segment adjusted EBIT is equal to segment operating income (loss) excluding costs associated with non-routine legal costs and settlements, non-routine professional fees, certain severance charges, and certain other items as determined by us. Segment adjusted EBITDA further excludes from segment adjusted EBIT depreciation, amortization, and non-cash share-based compensation costs. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures.
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
The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements on a consolidated and segmented basis:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Adjusted Net Loss:
Net loss	$(17,195)	$(24,711)
Professional fees and other[1]	2,081	1,721
Legal costs	82	—
Severance charges, net[2]	425	305
Tax impact of adjustments and other net tax items[3]	(112)	(78)
Adjusted Net Loss	$(14,719)	$(22,763)

Adjusted Net Loss per common share:
Basic and Diluted	$(3.33)	$(5.24)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(17,195)	$(24,711)
Provision for income taxes	73	859
Gain on equipment sale	(10)	(303)
Interest expense, net	12,098	16,741
Professional fees and other[1]	2,081	1,721
Legal costs	82	—
Severance charges, net[2]	425	305
Foreign currency gain	(1,239)	(177)
Pension credit[4]	(113)	(156)
Consolidated Adjusted EBIT	(3,798)	(5,721)
Depreciation and amortization
Amount included in operating expenses	3,583	3,719
Amount included in SG&A expenses	6,057	5,827
Total depreciation and amortization	9,640	9,546
Non-cash share-based compensation costs	665	382
Consolidated Adjusted EBITDA	$6,507	$4,207

Free Cash Flow:
Cash provided by (used in) operating activities	$1,886	$(17,763)
Capital expenditures	(3,016)	(2,692)
Free Cash Flow	$(1,130)	$(20,455)
____________________________________
1    For the three months ended March 31, 2024, includes $1.9 million related to debt financing, and $0.2 million related to support costs. For the three months ended March 31, 2023, includes $1.7 million related to costs associated with corporate support.
2    Represents customary severance costs associated with staff reductions.
3    Represents the tax effect of the adjustments.
4    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date.

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023

Segment Adjusted EBIT and Adjusted EBITDA:

IHT
Operating income	$5,185	$4,723
Severance charges, net[1]	95	40
Professional fees and other[2]	40	—
Adjusted EBIT	5,320	4,763
Depreciation and amortization	3,029	3,054
Adjusted EBITDA	$8,349	$7,817

MS
Operating income	$4,091	$3,193
Severance charges, net[1]	325	256
Professional fees and other[2]	82	20
Adjusted EBIT	4,498	3,469
Depreciation and amortization	4,649	4,753
Adjusted EBITDA	$9,147	$8,222

Corporate and shared support services
Net loss	$(26,471)	$(32,627)
Provision for income taxes	73	859
Gain on equipment sale	(10)	(303)
Interest expense, net	12,098	16,741
Foreign currency gain	(1,239)	(177)
Pension credit[3]	(113)	(156)
Professional fees and other[2]	1,959	1,701
Legal costs	82	—
Severance charges, net[1]	5	9
Adjusted EBIT	(13,616)	(13,953)
Depreciation and amortization	1,962	1,739
Non-cash share-based compensation costs	665	382
Adjusted EBITDA	$(10,989)	$(11,832)
___________________
1    Represents customary severance costs associated with staff reductions.
2    For the three months ended March 31, 2024, includes $1.9 million related to debt financing, and $0.2 million related to support costs. For the three months ended March 31, 2023, includes $1.7 million related to costs associated with corporate support.
3    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date.

Liquidity and Capital Resources
Financing for operations consists primarily of our 2022 ABL Credit Agreement (which includes the Revolving Credit Loans, the Delayed Draw Term Loan and the ME/RE Loans), the A&R Term Loan Credit Agreement (which includes the Uptiered Loan and the Incremental Term Loan), and cash flows from our operations.
We have evaluated our liquidity within one year after the date of issuance of the accompanying condensed consolidated financial statements to assess the Company’s ability to fund its operations. Based upon such liquidity assessment, we believe that the Company’s current working capital, forecasted cash flows from operations, expected availability under our existing debt arrangements and capital expenditure financing is sufficient to fund our operations, service our indebtedness, and maintain compliance with our debt covenants. In the preparation of this liquidity assessment, we applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, and (iii) projected availability under the Company’s existing debt arrangements. The cash flow projections were based on known or planned cash requirements for operating and financing costs and include management’s best estimate regarding future customer activity levels, pricing for its services and for its supplies and other factors. Actual results could vary significantly from those projections. We based this assessment on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than we expect in the event that we fail to meet our current projections. See Note 10 - Debt in this Quarterly Report on Form 10-Q and Note 11 - Debt in our Annual Report on Form 10-K for additional details of our debt obligations.
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
Our ability to generate operating cash flow, sell assets, access capital markets or take any other action to improve our liquidity and manage our debt is subject to the risks described or referenced herein and other risks and uncertainties that exist in our industry, some of which we may not be able to anticipate at this time or control. Such risks include the following:
•    loss of customers or other unforeseen deterioration in demand for our services;
•    seasonal fluctuations, such as severe weather and other variations in our clients’ industries that may impede or delay the timing of client orders and the delivery of our services;
•    rapid increases in raw materials and labor costs that may hinder our ability to meet our forecasted operating expenses;
•    persisting or increasing levels of inflation domestically and internationally and the impact of such inflation on our ability to meet our current forecast;
•    changes in regulations governing our operations and unplanned costs to comply with such regulatory changes;
•    counterparty credit risk related to our ability to collect our receivables; and
•    unexpected or prolonged fluctuations in interest rates and their impact on our forecasted costs of raising additional capital.
See Item 1A “Risk Factors” in our Annual Report on Form 10-K for additional information.
As of March 31, 2024, we had approximately $16.7 million of borrowing capacity consisting of $6.7 million available under the 2022 ABL Credit Agreement, and $10.0 million available under the A&R Term Loan Agreement. Our principal uses of cash are for working capital, capital expenditures, and operations.

As of March 31, 2024, we were in compliance with our debt covenants. Our ability to maintain compliance with the financial covenants contained in the 2022 ABL Credit Agreement and the A&R Term Loan Credit Agreement is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties.
As of May 10, 2024, we had consolidated cash and cash equivalents of $15.4 million, excluding $5.1 million of restricted cash mainly as collateral for letters of credit and commercial card programs, and approximately $21.3 million of undrawn availability under our various credit facilities, resulting in total liquidity of $36.7 million.
Refer to Note 10 - Debt in this Quarterly Report on Form 10-Q and Note 11 - Debt in our Annual Report on Form 10-K for additional information on our debt instruments.
Cash and cash equivalents. Our cash and cash equivalents as of March 31, 2024 totaled $24.2 million, consisting of $19.2 million of unrestricted cash on hand, and $5.0 million of restricted cash. International cash balances as of March 31, 2024 were $8.2 million, and approximately $0.7 million of such cash is located in countries where currency or regulatory restrictions exist.
As of December 31, 2023, our cash and cash equivalents were $35.4 million, including $30.4 million of unrestricted cash on hand, and $5.0 million of restricted cash. International cash balances as of December 31, 2023 were $12.0 million, including $0.6 million of cash located in countries where currency or regulatory restrictions existed.
Our total debt and finance obligations were $307.2 million, of which $7.1 million was classified as current at March 31, 2024, compared to total debt of $311.4 million at December 31, 2023.
Cash Flows
The following table summarizes cash flows from Operating, Investing and Financing activities (in thousands):

	Three Months Ended March 31,
Cash flows provided by (used in):	2024	2023	Increase (Decrease)
Operating activities	$1,886	$(17,763)	111%
Investing activities	(3,016)	(2,360)	(28)%
Financing activities	(9,834)	(6,236)	(58)%
Effect of exchange rate changes on cash	(273)	153	(278)%
Net change in cash and cash equivalents	$(11,237)	$(26,206)	57%

Cash flows attributable to our operating activities. For the three months ended March 31, 2024, net cash provided by operating activities was $1.9 million, an improvement of over 100% compared to cash used in operating activities of $17.8 million in the 2023 period. Our net cash provided by operating activities was driven by positive working capital changes of $5.7 million, primarily attributable to lower accounts receivable and prepayment balances, partially offset by lower accrued liabilities driven by payments related to insurance, property taxes and legal claims.
For the three months ended March 31, 2023, net cash used in operating activities was $17.8 million. Our net cash used in operating activities was driven by negative working capital changes of $13.3 million, primarily due to lower accrued liabilities driven by payments related to CARES Act deferred payments, payroll and severance payments, sales and use tax, and settlement of legal claims, which were partially offset by changes in accounts receivables and prepayments.
Cash flows attributable to our investing activities. For the three months ended March 31, 2024, net cash used in investing activities was $3.0 million, consisting of capital expenditures of $3.0 million.
For the three months ended March 31, 2023, net cash used in investing activities was $2.4 million, consisting primarily of $2.7 million of capital expenditures, partially offset by $0.3 million of cash proceeds from asset sales.
Cash flows attributable to our financing activities. For the three months ended March 31, 2024, net cash used in financing activities was $9.8 million, consisting primarily of net payments under our 2022 ABL Credit Facility of $9.9 million, payments under the ME/RE loans of $0.7 million, payments under the Incremental Term Loan of $0.4 million and payment of debt issuance costs of $1.4 million, partially offset by equipment financing of $2.5 million.
For the three months ended March 31, 2023, net cash used in financing activities was $6.2 million, consisting primarily of net payments under our ABL Credit Facility of $6.0 million.

Effect of exchange rate changes on cash and cash equivalents. For the three months ended March 31, 2024 and 2023, the effect of foreign exchange rate changes on cash was negative $0.3 million and positive $0.2 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in U.S. Dollar exchange rate against the Canadian Dollar, the Euro, the British Pound, the Australian Dollar and Mexican Peso.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. See Note 10 - Debt in this Quarterly Report on Form 10-Q and Note 11 - Debt in our Annual Report on Form 10-K for additional details of our off-balance sheet arrangements.
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item 3.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the CEO and CFO have concluded as of March 31, 2024, that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the requisite time periods.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2024.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information on legal proceedings, see Note 13 - Commitments and Contingencies to the condensed consolidated financial statements included in this report.

ITEM 1A.	RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties. Other than as noted below, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K.
We may not be able to regain compliance with the NYSE’s continued listing requirements and rules, the NYSE may delist our common stock, which could negatively affect the Company, the price of our common stock and our shareholders’ ability to sell our common stock. The NYSE has several listing requirements set forth in the NYSE Listed Company Manual. For example, Section 802.01C of the NYSE Listed Company Manual requires that our common stock trade at a minimum average closing price of $1.00 per share over a consecutive 30 trading day period. Section 802.01B of the NYSE Listed Company Manual requires that either our average global market capitalization (inclusive of common and preferred equity) or our total shareholders’ equity exceed $50.0 million.
On March 14, 2024, the Company received a written notice (the “Written Notice”) from the NYSE that the Company is not in compliance with the continued listing standards set forth in Rule 802.01B of the NYSE Listed Company Manual because its average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, its last reported shareholders’ equity was less than $50.0 million. As required by the NYSE, the Company timely notified the NYSE of its intent to cure the deficiency and restore its compliance with the NYSE continued listing standards. On April 29, 2024, in accordance with applicable NYSE procedures, the Company submitted a plan (the “Plan”) advising the NYSE of the definitive actions the Company has taken, or is taking, that would bring it into compliance with the minimum global market capitalization listing standard within 12 months of receipt of the Written Notice. The NYSE will review the Plan and, within 45 days of its receipt, determine whether the Company has made a reasonable demonstration of an ability to conform to the relevant standards in the 12-month period. If the NYSE accepts the Plan, the Company’s common stock will continue to be listed and traded on the NYSE during the 12-month period, subject to the Company’s compliance with other NYSE continued listing standards and continued periodic review by the NYSE of the Company’s progress with respect to the Plan. The Written Notice has no immediate impact on the listing of the Company’s common stock, which will continue to trade on the NYSE during the applicable cure period, and does not result in a default under the Company's material debt or other agreements.
There is no assurance that we will regain compliance with Section 802.01B of the NYSE Listed Company Manual or other NYSE continued listing standards in the future, or that the NYSE will accept the Plan. A delisting of our common stock from the NYSE could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, our employees, and parties conducting business with us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

ITEM 5.	OTHER INFORMATION

Insider Trading Arrangements. During the quarter ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” (each as defined in Item 408(a) of Regulation S-K under the Exchange Act).

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Team, Inc. (filed as Exhibit 3.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on December 2, 2011, incorporated herein by reference).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Team, Inc., dated October 24, 2013 (filed as Exhibit 3.2 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 7, 2024, incorporated herein by reference).

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

10.1
Amendment No. 1 to Amended and Restated Term Loan Credit Agreement, dated as of March 6, 2024, by and among Team, Inc., as Borrower, the lenders party thereto, the guarantors party thereto and Cantor Fitzgerald Securities, as Agent (filed as Exhibit 10.20 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 7, 2024, incorporated by reference herein).

10.2
Amendment No. 4 to Credit Agreement, dated as of March 6, 2024, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital LLC. as Agent (filed as Exhibit 10.21 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 7, 2024, incorporated by reference herein).

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
* Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. Team, Inc. will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the SEC or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: May 14, 2024	/S/ Keith D. Tucker
Keith D. Tucker Chief Executive Officer (Principal Executive Officer)

/S/ Nelson M. Haight
Nelson M. Haight Chief Financial Officer (Principal Financial Officer)

/S/ Matthew E. Acosta
Matthew E. Acosta Vice President, Chief Accounting Officer (Principal Accounting Officer)