Form 10-Q
period 2024-06-30
TEAM INC
filed 2024-08-08
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The Registrant had 4,421,876 shares of common stock, par value $0.30, outstanding as of August 6, 2024.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$22,461	$35,427
Accounts receivable, net of allowance of $4,223 and $3,738 respectively	192,440	181,185
Inventory	38,830	38,853
Income tax receivable	541	644
Prepaid expenses and other current assets	61,032	65,992
Total current assets	315,304	322,101
Property, plant and equipment, net	120,147	127,057
Intangible assets, net	56,455	62,693
Operating lease right-of-use assets	42,195	40,498
Defined benefit pension asset	4,683	4,323
Other assets, net	9,747	7,847
Deferred tax asset	1,116	1,225
Total assets	$549,647	$565,744
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$7,087	$5,212
Current portion of operating lease obligations	14,716	14,232
Accounts payable	41,548	36,389
Other accrued liabilities	107,971	118,089
Income tax payable	2,137	1,016
Total current liabilities	173,459	174,938
Long-term debt and finance lease obligations	313,020	306,214
Operating lease obligations	30,824	29,962
Deferred tax liabilities	5,156	5,742
Other long-term liabilities	3,313	3,292
Total liabilities	525,772	520,148
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 12,000,000 shares authorized; 4,421,876 and 4,415,147 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,327	1,315
Additional paid-in capital	459,862	458,614
Accumulated deficit	(397,359)	(377,401)
Accumulated other comprehensive loss	(39,955)	(36,932)
Total equity	23,875	45,596
Total liabilities and equity	$549,647	$565,744
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$228,618	$239,492	$428,218	$441,769
Operating expenses	165,064	178,576	315,933	333,851
Gross margin	63,554	60,916	112,285	107,918
Selling, general and administrative expenses	52,395	56,320	107,512	111,068
Operating income (loss)	11,159	4,596	4,773	(3,150)
Interest expense, net	(11,909)	(16,691)	(24,007)	(33,432)
Loss on debt extinguishment	—	(1,582)	—	(1,582)
Other (expense) income, net	(541)	13	821	648
Loss before income taxes	(1,291)	(13,664)	(18,413)	(37,516)
Provision for income taxes	(1,472)	(2,089)	(1,545)	(2,948)
Net loss	$(2,763)	$(15,753)	$(19,958)	$(40,464)

Loss per common share:
Basic and Diluted	$(0.63)	$(3.61)	$(4.52)	$(9.30)

Weighted-average number of shares outstanding:
Basic and Diluted	4,416	4,362	4,415	4,353

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(2,763)	$(15,753)	$(19,958)	$(40,464)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(330)	1,277	(3,192)	2,055
Defined benefit pension plans:
Amortization of prior service cost	8	—	16	—
Amortization of net actuarial loss	79	—	158	—
Other comprehensive income (loss), before tax	(243)	1,277	(3,018)	2,055
Tax provision attributable to other comprehensive income (loss)	(5)	(23)	(5)	(46)
Other comprehensive income (loss), net of tax	(248)	1,254	(3,023)	2,009
Total comprehensive loss	$(3,011)	$(14,499)	$(22,981)	$(38,455)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock			Additional Paid-in Capital		Retained Earnings (Deficit)		Accumulated Other Comprehensive Loss		Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2023	4,415	$1,315		$458,614		$(377,401)		$(36,932)		$45,596
Net loss	—	—		—		(17,195)		—		(17,195)
Net settlement of vested stock awards	—	10		(10)		—		—		—
Foreign currency translation adjustment, net of tax	—	—		—		—		(2,862)		(2,862)
Defined benefit pension plans, net of tax	—	—		—		—		87		87
Non-cash compensation	—	—		665		—		—		665
Balance at March 31, 2024	4,415	$1,325		$459,269		$(394,596)		$(39,707)		$26,291
Net loss	—	—		—		(2,763)		—		(2,763)
Net settlement of vested stock awards	7	2		(19)		—		—		(17)
Foreign currency translation adjustment, net of tax	—	—		—		—		(291)		(291)
Defined benefit pension plans, net of tax	—	—		—		—		43		43
Non-cash compensation	—	—		612		—		—		612
Balance at June 30, 2024	4,422	$1,327	0	$459,862	0	$(397,359)	0	$(39,955)	—	$23,875

Balance at December 31, 2022	4,343	$1,303		$457,133		$(301,679)		$(38,997)		$117,760
Net loss	—	—		—		(24,711)		—		(24,711)
Net settlement of vested stock awards	14	4		(52)		—		—		(48)
Foreign currency translation adjustment, net of tax	—	—		—		—		755		755
Non-cash compensation	—	—		382		—		—		382
Balance at March 31, 2023	4,357	$1,307		$457,463		$(326,390)		$(38,242)		$94,138
Net loss	—	—		—		(15,753)		—		(15,753)
Net settlement of vested stock awards	11	4		(16)		—		—		(12)
Foreign currency translation adjustment, net of tax	—	—		—		—		1,254		1,254
Non-cash compensation	—	—		245		—		—		245
Balance at June 30, 2023	4,368	$1,311		$457,692		$(342,143)		$(36,988)		$79,872

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(19,958)	$(40,464)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,900	19,085
Loss on debt extinguishment	—	1,582
Amortization of debt issuance costs, debt discounts, and deferred financing costs	3,625	16,229
Paid-in-kind interest	6,318	7,117
Allowance for credit losses	733	276
Foreign currency gains	(623)	(35)
Deferred income taxes	(545)	730
Loss (gain) on asset disposal	32	(245)
Non-cash compensation costs	1,277	627
Other, net	(195)	(2,169)
Changes in operating assets and liabilities:
Accounts receivable	(13,796)	(9,037)
Inventory	(356)	(1,140)
Prepaid expenses and other assets	(726)	(2,043)
Accounts payable	6,148	3,994
Other accrued liabilities	(6,548)	(17,201)
Income taxes	1,248	(923)
Net cash used in operating activities	(4,466)	(23,617)
Cash flows from investing activities:
Capital expenditures	(5,759)	(5,073)
Proceeds from disposal of assets	139	332
Net cash used in investing activities	(5,620)	(4,741)
Cash flows from financing activities:
Borrowings under Revolving Credit Loans	10,500	30,797
Payments under Revolving Credit Loans	(9,909)	(14,798)
Repayment of APSC Term Loan	—	(37,092)
Borrowings under ME/RE Loans	—	27,398
Payments under ME/RE Loans	(1,421)	—
Payments under Corre Incremental Term Loan	(713)	—
Payments for debt issuance costs	(2,800)	(5,327)
Other	1,843	(495)
Net cash provided by (used in) financing activities	(2,500)	483
Effect of exchange rate changes on cash	(380)	237
Net decrease in cash and cash equivalents	(12,966)	(27,638)
Cash and cash equivalents at beginning of period	35,427	58,075
Cash and cash equivalents at end of period	$22,461	$30,437

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
IHT provides conventional and advanced non-destructive testing services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (onstream), during facility turnarounds or during new construction or expansion activities. In addition, IHT provides comprehensive non-destructive testing services and metallurgical and chemical processing services to the aerospace industry, covering a range of components including finished machined and in-service components. IHT also provides advanced digital imaging including remote digital video imaging.
MS provides solutions designed to serve clients’ unique needs during both the operational (onstream) and off-line states of their assets. Our onstream services include our range of standard to custom-engineered leak repair and composite solutions; emissions control and compliance; hot tapping and line stopping; and online valve insertion solutions, which are delivered while assets are in an operational condition, which maximizes client production time. Asset shutdowns can be planned, such as a turnaround maintenance event, or unplanned, such as those due to component failure or equipment breakdowns. Our specialty maintenance, turnaround and outage services are designed to minimize client downtime and are primarily delivered while assets are off-line and often through the use of cross-certified technicians, whose multi-craft capabilities deliver the production needed to achieve tight time schedules. These critical services include on-site field machining; bolted-joint integrity; vapor barrier plug testing; and valve management solutions.
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

2. REVENUE
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below:
Geographic area (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$110,211	$3,023	$113,234	$113,013	$3,727	$116,740
MS	79,127	36,257	115,384	82,626	40,126	122,752
Total	$189,338	$39,280	$228,618	$195,639	$43,853	$239,492

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$206,507	$6,175	$212,682	$211,544	$7,025	$218,569
MS	148,097	67,439	215,536	154,657	68,543	223,200
Total	$354,604	$73,614	$428,218	$366,201	$75,568	$441,769
Revenue by Operating segment and service type (in thousands):

	Three Months Ended June 30, 2024
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$90,113	$2	$17,459	$5,660	$113,234
MS	—	112,873	248	2,263	115,384
Total	$90,113	$112,875	$17,707	$7,923	$228,618

	Three Months Ended June 30, 2023
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$94,305	$219	$15,717	$6,499	$116,740
MS	—	122,022	211	519	122,752
Total	$94,305	$122,241	$15,928	$7,018	$239,492

	Six Months Ended June 30, 2024
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$171,123	$147	$30,943	$10,469	$212,682
MS	—	211,736	355	3,445	215,536
Total	$171,123	$211,883	$31,298	$13,914	$428,218

	Six Months Ended June 30, 2023
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$175,911	$222	$29,445	$12,991	$218,569
MS	—	221,860	489	851	223,200
Total	$175,911	$222,082	$29,934	$13,842	$441,769
For additional information on our reportable operating segments and geographic information, refer to Note 14 - Segment and Geographic Disclosures.
Remaining performance obligations. As permitted by ASC 606, Revenue from Contracts with Customers, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient, which permits us to recognize revenue in the amount to which we have a right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. As most of our contracts with customers are short-term in nature and billed on a time and material basis, there were no material amounts of remaining performance obligations as of June 30, 2024 and December 31, 2023.

3. ACCOUNTS RECEIVABLE
A summary of accounts receivable as of June 30, 2024 and December 31, 2023 is as follows (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)
Trade accounts receivable	$147,954	$151,316
Unbilled revenues	48,709	33,607
Allowance for credit losses	(4,223)	(3,738)
Total	$192,440	$181,185
The following table shows a rollforward of the allowance for credit losses (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)
Balance at beginning of period	$3,738	$5,262
Provision for expected credit losses	1,001	1,680
Recoveries collected	(211)	(1,638)
Write-offs	(357)	(1,560)
Foreign exchange effects	52	(6)
Balance at end of period	$4,223	$3,738

4. INVENTORY
A summary of inventory as of June 30, 2024 and December 31, 2023 is as follows (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)
Raw materials	$9,454	$9,958
Work in progress	2,311	2,326
Finished goods	27,065	26,569
Total	$38,830	$38,853

5. PREPAID AND OTHER CURRENT ASSETS
A summary of prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 is as follows (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)
Insurance receivable	$39,000	$39,000
Prepaid expenses	16,307	18,398
Other current assets	5,725	8,594
Total	$61,032	$65,992
The insurance receivable relates to the receivables from our third-party insurance providers for a legal claim that is recorded in other accrued liabilities, refer to Note 8 - Other Accrued Liabilities. These receivables will be collected from our third-party insurance providers for litigation matters that have been settled, or are pending settlement, and where the deductibles have been satisfied. The prepaid expenses primarily relate to prepaid insurance and other expenses that have been paid in advance of the coverage period. Other current assets include other receivables, primarily related to insurance rebates, software implementation costs, and deferred financing charges.

6. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of June 30, 2024 and December 31, 2023 is as follows (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)
Land	$4,006	$4,006
Buildings and leasehold improvements	60,625	60,827
Machinery and equipment	288,825	286,376
Furniture and fixtures	10,642	10,804
Capitalized ERP system development costs	45,903	45,903
Computers and computer software	19,727	20,067
Automobiles	2,738	3,215
Construction in progress	2,153	6,634
Total	434,619	437,832
Accumulated depreciation	(314,472)	(310,775)
Property, plant and equipment, net	$120,147	$127,057

Included in the table above are assets under finance leases of $8.7 million and $8.5 million, and related accumulated amortization of $3.8 million and $3.3 million as of June 30, 2024 and December 31, 2023, respectively. Depreciation expense for the three months ended June 30, 2024 and 2023 was $5.2 million and $5.5 million, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was  $10.5 million and $11.1 million, respectively.

7. INTANGIBLE ASSETS
A summary of intangible assets as of June 30, 2024 and December 31, 2023 is as follows (in thousands):

	June 30, 2024
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$164,260	$(108,635)	$55,625
Trade names	20,253	(19,805)	448
Technology	2,300	(1,918)	382
Licenses	683	(683)	—
Intangible assets	$187,496	$(131,041)	$56,455

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$164,305	$(102,630)	$61,675
Trade names	20,262	(19,742)	520
Technology	2,300	(1,802)	498
Licenses	683	(683)	—
Intangible assets	$187,550	$(124,857)	$62,693

Amortization expense of intangible assets for the three months ended June 30, 2024 and 2023 was $3.1 million and $3.2 million, respectively. Amortization expense of intangible assets for the six months ended June 30, 2024 and 2023 was $6.2 million and $6.4 million, respectively.
The weighted-average amortization period for intangible assets subject to amortization was 13.8 years as of June 30, 2024 and December 31, 2023.

8. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of June 30, 2024 and December 31, 2023 is as follows (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)
Legal and professional accruals	$49,621	$53,972
Payroll and other compensation expenses	38,741	39,943
Insurance accruals	5,262	7,170
Property, sales and other non-income related taxes	5,189	7,248
Accrued interest	5,210	4,487
Volume discount	2,304	2,479
Other accruals	1,644	2,790
Total	$107,971	$118,089
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

9. INCOME TAXES
We recorded an income tax provision of $1.5 million for the three and six months ended June 30, 2024, compared to a provision of $2.1 million and $2.9 million, respectively, for the three and six months ended June 30, 2023. The effective tax rate, inclusive of discrete items, was a provision of 114.0% for the three months ended June 30, 2024, compared to a provision of 15.3% for the three months ended June 30, 2023. For the six months ended June 30, 2024, our effective tax rate, inclusive of discrete items, was a provision of 8.4%, compared to a provision of 7.7% for the six months ended June 30, 2023. The increase in effective tax rate for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is due to the mix of pretax income in non-valuation allowance jurisdictions and pretax losses in valuation allowance jurisdictions. The impact is additional income tax expense with minimal corresponding pretax income/(loss) movement and an increase in effective tax rate.

10. DEBT
As of June 30, 2024 and December 31, 2023, our total long-term debt and finance lease obligations are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)
2022 ABL Credit Facility	$114,006	$113,415
ME/RE Loans[1]	23,157	24,061
Uptiered Loan[1]	135,881	129,436
Incremental Term Loan[1]	39,235	38,758
Equipment Finance Loan	2,349	—
Total	314,628	305,670
Finance lease obligations	5,479	5,756
Total long-term debt and finance lease obligations	320,107	311,426
Current portion of long-term debt and finance lease obligations	(7,087)	(5,212)
Total long-term debt and finance lease obligations, less current portion	$313,020	$306,214

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
The terms of the 2022 ABL Credit Facility are described in the table below (dollar amounts are presented in thousands):

	Revolving Credit Loans	Delayed Draw Term Loan
Maturity date	8/11/2025	8/11/2025
Stated interest rate	SOFR + applicable margin (base + applicable margin 1)	SOFR + 10% (Base + 9%)
Actual interest rate:
6/30/2024	10.09%	15.44%
6/30/2023	9.92%	15.27%
Interest payments	monthly	monthly
Cash paid for interest
YTD 6/30/2024	$3,816	$2,748
YTD 6/30/2023	$2,955	$2,583
Unamortized balance of deferred financing cost
6/30/2024	$184	$—
12/31/2023	$267	$—
Available amount at 6/30/2024	$12,169	$—
1 Applicable margin ranges based on EBITDA as defined in the 2022 ABL Credit Agreement
The 2022 ABL Credit Agreement contains customary conditions to borrowings and covenants, as described in the 2022 ABL Credit Agreement. As of June 30, 2024, we are in compliance with the covenants.
As of June 30, 2024, $9.5 million in letters of credit were issued under the 2022 ABL Credit Agreement. Such amounts remain undrawn and are off-balance sheet.
ME/RE Loans
On June 16, 2023, we entered into ABL Amendment No. 3 which, in addition to making certain other changes to the 2022 ABL Credit Facility, provided us with $27.4 million of new term loans (the “ME/RE Loans”). Amounts repaid or prepaid under the ME/RE Loans may not be reborrowed.
The terms of ME/RE Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	8/11/2025
Stated interest rate	SOFR + 5.75% + 0.11% credit spread adjustment
Principal payments	$237 monthly
Effective interest rate[1]
6/30/2024	17.38%
6/30/2023	16.54%
Actual interest rate[1]
6/30/2024	11.19%
6/30/2023	11.02%
Interest payments	monthly
Cash paid for interest
YTD 6/30/2024	$1,436
YTD 6/30/2023	$—
Balances at 6/30/2024
Principal balance	$24,402
Unamortized balance of debt issuance cost	$(1,245)
Net carrying balance	$23,157
Balances at 12/31/2023
Principal balance	$25,823
Unamortized balance of debt issuance cost	$(1,762)
Net carrying balance	$24,061

1 The effective interest rate as of June 30, 2024, consisted of an 11.19% variable interest rate paid in cash and an additional 6.19% due to non-cash amortization of the related debt issuance costs. The effective interest rate as of June 30, 2023, consisted of an 11.02% variable interest rate paid in cash and an additional 5.52% due to non-cash amortization of the related debt issuance costs.
The ME/RE Loans are governed by the 2022 ABL Credit Agreement and are subject to the same restrictive covenants as described under the 2022 ABL Credit Facility.
Amended and Restated Term Loan Credit Agreement - Uptiered Loan and Incremental Term Loan
On June 16, 2023, we entered into an amendment and restatement of that certain subordinated term loan credit agreement dated as of November 9, 2021 (such agreement, as amended and restated, and as further amended by Amendment No.1 dated March 6, 2024, the “A&R Term Loan Credit Agreement”) among the Company, as borrower, the guarantors party thereto, the lenders from time-to-time party thereto and Cantor Fitzgerald Securities, as agent (the “A&R Term Loan Agent”). The A&R Term Loan Credit Agreement included a term loan credit agreement entered into on November 9, 2021, as amended through March 29, 2023 (the “Uptiered Loan”), and an additional funding commitment, subject to certain conditions, consisting of a $57.5 million senior secured first lien term loan (the “Incremental Term Loan”) provided by Corre and certain of its affiliates and comprised of a $37.5 million term loan tranche and a $20.0 million delayed draw tranche.
The A&R Term Loan Credit Agreement contains certain customary conditions to borrowings, events of default and affirmative, negative, and financial covenants (as described in the A&R Term Loan Credit Agreement and further amended by Amendment No. 4 dated March 6, 2024). As of June 30, 2024, we are in compliance with the A&R Term Loan Credit Agreement covenants.
The terms of Uptiered Loan and Incremental Term Loan are described in the table below (dollar amounts are presented in thousands):

	Uptiered Loan	Incremental Term Loan
Maturity date	12/31/2027 (12/31/2026 if outstanding balance is greater than $50 million)	12/31/2026
Stated interest rate
6/30/2024	9.5% PIK and 4.0% cash[2]	12% paid in cash
6/30/2023	12% PIK	N/A
Principal payments	at maturity	$356 quarterly
Effective interest rate
6/30/2024	14.56%[3]	22.96%[4]
6/30/2023	12.86%[3]	N/A
Interest payments	cash quarterly/PIK monthly	quarterly
Cash paid for interest
YTD 6/30/2024	$1,429	$2,854
YTD 6/30/2023	$—	N/A
PIK interest added to principal
YTD 6/30/2024	$6,376	$—
YTD 6/30/2023	$7,686	N/A
Balances at 6/30/2024
Principal balance [1]	$136,463	$47,339
Unamortized balance of debt issuance cost	$(582)	$(8,104)
Net carrying balance	$135,881	$39,235
Balances at 12/31/2023
Principal balance [1]	$130,087	$48,052
Unamortized balance of debt issuance cost	$(651)	$(9,294)
Net carrying balance	$129,436	$38,758
Available amount at 6/30/2024	$—	$10,000

___________
1 The principal balance of the Uptiered Loan is made up of $22.5 million drawn on November 9, 2021, $27.5 million drawn on December 8, 2021, and $57.0 million added as part of the exchange agreement on October 4, 2022. In addition, the principal balance also includes paid-in-kind (“PIK”) interest recorded to date of $28.6 million and $22.2 million as of June 30, 2024 and December 31, 2023, respectively, and PIK fees of $0.9 million incurred as of December 31, 2022.
2 Cash and PIK split is based on the Net Leverage Ratio as defined in the A&R Term Loan Credit Agreement. Cash interest rate increased by 1.5% on January 31, 2024.
3 The effective interest rate on the Uptiered Loan as of June 30, 2024 consisted of a 13.50% stated interest rate paid in PIK and cash and an additional 1.06% due to the non-cash amortization of the related debt issuance costs. The effective interest rate on the Uptiered Loan as of June 30, 2023 consisted of a 12.00% stated interest rate paid in PIK and an additional 0.86% due to the non-cash amortization of the related debt issuance costs.
4 The effective interest rate on the Incremental Term Loan as of June 30, 2024 consisted of a 12.00% stated interest rate paid in cash and an additional 10.96% due to the non-cash amortization of the related debt issuance costs.
Warrants
As of June 30, 2024 and December 31, 2023, APSC Holdco II, L.P. held 500,000 warrants and certain affiliates of Corre collectively held 500,000 warrants, in each case providing for the purchase of one share of the Company’s common stock per warrant at an exercise price of $15.00. The warrants will expire on December 8, 2028.
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
1970 Group Substitute Insurance Reimbursement Facility
On September 29, 2022, we entered into the Substitute Insurance Reimbursement Facility Agreement with 1970 Group Inc. (“1970 Group”) (as amended by that certain first amendment thereto dated August 29, 2023, the “Substitute Insurance Reimbursement Facility Agreement”). Under the Substitute Insurance Reimbursement Facility Agreement, the 1970 Group extended credit to us in the form of a substitute reimbursement facility (the “Substitute Reimbursement Facility”) to provide up to approximately $22.9 million of letters of credit on our behalf in support of our workers’ compensation, commercial automotive and general liability insurance policies. As of June 30, 2024, we have $22.9 million of letters of credit outstanding under the Substitute Reimbursement Facility.
According to the provisions of ASC 470, Debt, the arrangement is a “Substitute Insurance Reimbursement Facility” limited to the amounts drawn under the letters of credit. Therefore, until we use or draw on such Substitute Insurance Reimbursement Facility, the letters of credit are treated as an off-balance sheet credit arrangement. The fees paid by us periodically under this arrangement are deferred and amortized to interest expense over the term of the arrangement. As of June 30, 2024, all fees were fully amortized.
Liquidity
As of June 30, 2024, we had $17.9 million of unrestricted cash and cash equivalents and $4.6 million of restricted cash, including $3.2 million of restricted cash held as collateral for letters of credit and commercial card programs. International cash balances as of June 30, 2024 were $6.1 million, and approximately $0.5 million of such cash is located in countries where currency or regulatory restrictions exist. As of June 30, 2024, we had approximately $22.2 million of available borrowing capacity under our various credit agreements, consisting of $12.2 million available under the Revolving Credit Loans and $10.0 million available under the Incremental Term Loan under the A&R Term Loan Credit Agreement. As of June 30, 2024, we had $34.7 million in letters of credit and $2.5 million in surety bonds outstanding and $0.7 million in miscellaneous cash deposits securing other required obligations.

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
11. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). Net periodic pension credit includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest cost	$651	$689	$1,303	$1,376
Expected return on plan assets	(840)	(927)	(1,692)	(1,852)
Amortization of prior service cost	8	7	16	15
Unrecognized net actuarial loss	79	71	158	142
Net periodic pension credit	$(102)	$(160)	$(215)	$(319)

Net pension credit is included in “Other (expense) income, net” on our condensed consolidated statement of operations. The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 5.5% overall, 8.5% for equities and 5.0% for debt securities.

12. SHAREHOLDERS’ EQUITY
Shareholders’ Equity and Preferred Stock
As of June 30, 2024 there were 4,421,876 shares of our common stock outstanding and 12,000,000 shares authorized at $0.30 par value per share.
As of June 30, 2024 we had 500,000 authorized shares of preferred stock, none of which had been issued.
Accumulated Other Comprehensive Income (loss)
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(25,853)	$(11,041)	$(38)	$(36,932)	$(28,859)	$(10,474)	$336	$(38,997)
Other comprehensive income (loss)	(3,192)	174	(5)	(3,023)	2,055	—	(46)	2,009
Balance, end of period	$(29,045)	$(10,867)	$(43)	$(39,955)	$(26,804)	$(10,474)	$290	$(36,988)

13. COMMITMENTS AND CONTINGENCIES

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company and which will only be resolved when one or more future events occur or fail to occur. Team’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, Team’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
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
On May 16, 2024, the Texas First Court of Appeals issued a decision which vacated the trial court’s judgment and dismissed the case, holding that the trial court erred in refusing to dismiss the case on forum non conveniens grounds. The plaintiff has filed a motion with the Texas First Court of Appeals for rehearing and a motion for en banc reconsideration and may seek review in the Texas Supreme Court. After any further appellate review is exhausted, the plaintiff will be permitted to re-file the lawsuit in Kansas. We currently have accrued a liability of $39.0 million as of June 30, 2024. We have also recorded a related receivable from our third-party insurance providers in other current assets with a corresponding liability of the same amount in other accrued liabilities. Such amounts are treated as non-cash operating activities. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3.0 million self-insured retention and deductible. All retentions and deductibles have been met, and accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
Notice of repayment of pandemic related government subsidies - In response to widespread health crises, epidemics and pandemics, certain of our entities based in foreign jurisdictions received governmental funding assistance to compensate for a portion of employee wages between March 2020 and March 2022. Following ongoing compliance reviews of these funding assistance programs, we received notices stating noncompliance with the requirements of one of these funding assistance programs. Accordingly, based on the assessments completed by the government appointed administrative authority, as of June 30, 2024, we have accrued $5.5 million to be repaid over an extended period related to this noncompliance.
Accordingly, for all matters discussed within this Note 13 - Commitments and Contingencies, we have accrued in the aggregate approximately $44.5 million as of June 30, 2024, of which approximately $5.5 million is not covered by our various insurance policies.
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

14. SEGMENT DISCLOSURES
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
Segment data for our two operating segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$113,234	$116,740	$212,682	$218,569
MS	115,384	122,752	215,536	223,200
Total revenues	$228,618	$239,492	$428,218	$441,769

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income (loss):
IHT	$12,459	$6,548	$17,644	$11,271
MS	10,637	12,720	14,728	15,913
Corporate and shared support services	(11,937)	(14,672)	(27,599)	(30,334)
Total operating income (loss)	$11,159	$4,596	$4,773	$(3,150)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$2,259	$1,595	$2,795	$3,022
MS	620	674	1,645	1,275
Corporate and shared support services	51	—	51	—
Total capital expenditures	$2,930	$2,269	$4,491	$4,297
____________
1    Excludes finance leases. Capital expenditures presented in the table above are on accrual basis and differ from the amounts presented in the condensed consolidated statements of cash flows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$2,978	$3,188	$6,007	$6,242
MS	4,565	4,704	9,214	9,457
Corporate and shared support services	1,717	1,647	3,679	3,386
Total depreciation and amortization	$9,260	$9,539	$18,900	$19,085

15. RELATED PARTY TRANSACTIONS
In connection with the Company’s debt transactions, the Company engaged in transactions with Corre to provide funding as described in Note 10 - Debt.
16. SUBSEQUENT EVENTS
As of August 8, 2024, the filing date of this Quarterly Report on Form 10-Q, management evaluated the existence of events occurring subsequent to the quarter ended June 30, 2024 and determined that there were no events or transactions that would have a material impact on the Company’s results of operations or financial position.

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
IHT provides conventional and advanced non-destructive testing services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (onstream), during facility turnarounds or during new construction or expansion activities. In addition, IHT provides comprehensive non-destructive testing services and metallurgical and chemical processing services to the aerospace industry, covering a range of components including finished machined and in-service components. IHT also provides advanced digital imaging including remote digital video imaging.
MS provides solutions designed to serve clients’ unique needs during both the operational (onstream) and off-line states of their assets. Our onstream services include our range of standard to custom-engineered leak repair and composite solutions; emissions control and compliance; hot tapping and line stopping; and online valve insertion solutions, which are delivered while assets are in an operational condition, which maximizes client production time. Asset shutdowns can be planned, such as a turnaround maintenance event, or unplanned, such as those due to component failure or equipment breakdowns. Our specialty maintenance, turnaround and outage services are designed to minimize client downtime and are primarily delivered while assets are off-line and often through the use of cross-certified technicians whose multi-craft capabilities deliver the production needed to achieve tight time schedules. These critical services include on-site field machining; bolted-joint integrity; vapor barrier plug testing; and valve management solutions.
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

Listing Notice from NYSE. On March 14, 2024, we were notified by the NYSE of our non-compliance with their continued listing standards, as our total market capitalization and shareholders’ equity had fallen below the NYSE listing requirements. As required by the NYSE, we notified the NYSE of our intent to cure the market capitalization and/or shareholder’ equity deficiency and restore our compliance with NYSE continued listing standards.

In accordance with applicable NYSE procedures, on April 29, 2024, we submitted a plan advising the NYSE of the definitive actions we have taken and are taking that would bring us into compliance with NYSE continued listing standards within 12 months of receipt of the written notice. The NYSE accepted the plan and our common stock will continue to be listed and traded on the NYSE during the 12-month period beginning March 14, 2024, subject to our compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan. We intend to regain compliance with the NYSE listing standards by pursuing measures that are in our best interest and the best interest of our shareholders. We can provide no assurances that we will be able to satisfy any of the steps outlined in the plan approved by the NYSE and maintain the listing of our shares on the NYSE.

Results of Operations
The following is a comparison of our results of operations for the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table sets forth the components of revenue and operating loss from our operations for the three-month period ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$113,234	$116,740	$(3,506)	(3.0)%
MS	115,384	122,752	(7,368)	(6.0)%
Total revenues	$228,618	$239,492	$(10,874)	(4.5)%
Operating income (loss):
IHT	$12,459	$6,548	$5,911	90.3%
MS	10,637	12,720	(2,083)	(16.4)%
Corporate and shared support services	(11,937)	(14,672)	2,735	18.6%
Total operating income	$11,159	$4,596	$6,563	142.8%

Interest expense, net	$(11,909)	$(16,691)	$4,782	28.7%
Loss on debt extinguishment	—	(1,582)	1,582	100.0%
Other (expense) income, net	(541)	13	(554)	NM
Loss before income taxes	$(1,291)	$(13,664)	$12,373	90.6%
Provision for income taxes	(1,472)	(2,089)	617	29.5%
Net loss	$(2,763)	$(15,753)	$12,990	82.5%
NM = Not meaningful

Revenues. Total revenues decreased $10.9 million or 4.5% from the prior year quarter and were negatively impacted by $0.6 million from foreign exchange movement. IHT revenues decreased by $3.5 million or 3.0% primarily due to lower IHT Canada operations revenue of $5.4 million due to lower activity in nested and turnaround services and lower revenue from other international regions of $0.7 million, partially offset by a $2.6 million increase in the U.S. MS revenue decreased by $7.4 million or 6.0%, which was attributable to a $2.7 million decrease in MS U.S. operations primarily due to project timing, a $2.1 million decrease in MS Canada operations due to less project work and a $2.5 million decrease in other international regions revenue primarily due to lower overall activity.

Operating income (loss). Overall operating income was $11.2 million in the current year quarter, a $6.6 million improvement compared to the prior year quarter. IHT operating income increased by $5.9 million or 90.3% due to lower costs and higher margins in the U.S. mainly attributable to cost reduction actions. MS operating income decreased by $2.1 million or 16.4% as compared to the prior year quarter primarily due to a $1.9 million decrease in operating income from international regions and a $0.5 million decrease from Canada operations, driven by lower revenue and project mix, partially offset by an increase in U.S. operating income. Corporate operating loss decreased by $2.7 million due to lower professional fees in the current quarter compared to the prior year quarter and lower overall costs due to the Company’s continuous cost reduction efforts. We continue to experience cost inflation in several areas across all segments, such as raw materials, transportation, and labor costs.
For the three months ended June 30, 2024 and 2023, operating loss includes net expenses totaling $0.8 million and $3.1 million, respectively, that we do not believe are indicative of our core operating activities, as detailed in the table below (in thousands):

	Three Months Ended June 30,
	2024	2023

Operating income (loss)	$11,159	$4,596
Professional fees and other	516	2,647
Legal costs	41	200
Severance charges, net	225	217
Total non-core expenses	782	3,064
Operating income, excluding non-core expenses	$11,941	$7,660
Excluding the impact of these identified non-core items in both periods, operating income increased by $4.2 million from $7.7 million in the three months ended June 30, 2023 to $11.9 million in the three months ended June 30, 2024. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense decreased by $4.8 million compared to the prior year quarter. The decrease was primarily attributable to the accelerated amortization of debt related deferred costs until June 16, 2023 in the prior year quarter. This decrease was partially offset by higher interest expense on our various debt arrangements.
Cash interest paid during the quarter ended June 30, 2024 and 2023 was $6.5 million and $4.7 million, respectively.
Other income, net. Other income, net decreased by $0.6 million, driven primarily by the impact of foreign currency fluctuations.
Taxes. The provision for income tax was $1.5 million on the pre-tax loss of $1.3 million in the current year quarter, compared to a $2.1 million income tax provision on a pre-tax loss of $13.7 million in the prior year quarter. The effective tax rate, inclusive of discrete items, was a provision of 114.0% for the three months ended June 30, 2024, compared to a provision of 15.3% for the three months ended June 30, 2023. The increase in effective tax rate for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is due to the mix of pretax income in non-valuation allowance jurisdictions and pretax losses in valuation allowance jurisdictions. The impact is additional income tax expense with minimal corresponding pretax income/(loss) movement and increase in effective tax rate.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following is a comparison of our results of operations for the six months ended June 30, 2024 to the six months ended June 30, 2023 (in thousands).

	Six Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$212,682	$218,569	$(5,887)	(2.7)%
MS	215,536	223,200	(7,664)	(3.4)%
Total revenues	$428,218	$441,769	$(13,551)	(3.1)%
Operating income (loss):
IHT	$17,644	$11,271	$6,373	56.5%
MS	14,728	15,913	(1,185)	(7.4)%
Corporate and shared support services	(27,599)	(30,334)	2,735	9.0%
Total operating income (loss)	$4,773	$(3,150)	$7,923	251.5%

Interest expense, net	$(24,007)	$(33,432)	$9,425	28.2%
Loss on debt extinguishment	—	(1,582)	1,582	100.0%
Other income, net	821	648	173	26.7%
Loss before income taxes	$(18,413)	$(37,516)	$19,103	50.9%
Provision for income taxes	(1,545)	(2,948)	1,403	47.6%
Net loss	$(19,958)	$(40,464)	$20,506	50.7%

Revenues. Total revenues decreased $13.6 million or 3.1% from the prior year period. Revenues had no impact from foreign exchange movements during the six-month period ended June 30, 2024. IHT segment year-to-date revenue decreased 2.7% compared to the prior year period, primarily driven by decreased call out and turnaround activities in Canada and other international regions, partially offset by a $1.8 million increase in aerospace related revenue. MS segment revenue decreased by $7.7 million or 3.4% compared to the prior year period, mainly due to a $6.5 million decrease in Canada operations attributable to projects from the 2023 period that did not repeat in the 2024 period, and a $1.4 million decrease in U.S. operations.

Operating income (loss). Overall operating income was $4.8 million in the current year, a $7.9 million or 251.5% improvement as compared to an operating loss of $3.2 million in the prior year. IHT operating income increased by $6.4 million or 56.5%, primarily driven by lower costs and improved margins. MS operating income decreased by $1.2 million or 7.4% as compared to the prior year period. MS operating income from Canada and other international operations decreased by $2.1 million and $1.3 million, respectively, primarily driven by projects from the prior year period that did not repeat in 2024. This decrease in operating income was partially offset by an increase in operating income from U.S. operations of $2.2 million driven by higher activity and improved margins. Corporate operating loss decreased by $2.7 million compared to the prior year period due to lower overall costs resulting from the Company’s continuous cost reduction efforts. We continue to experience cost inflation in several areas across all segments, such as raw materials, transportation, and labor costs.

For the six months ended June 30, 2024 and 2023, operating loss includes net expenses totaling $3.4 million and $5.1 million, respectively, that we do not believe are indicative of our core operating activities, as detailed in the table below (in thousands):

	Six Months Ended June 30,
	2024	2023

Operating income (loss)	$4,773	$(3,150)
Professional fees and other	2,597	4,368
Legal costs	123	200
Severance charges, net	650	522
Total non-core expenses	3,370	5,090
Operating income (loss), excluding non-core expenses	$8,143	$1,940
Excluding the impact of these identified non-core items in both periods, operating income increased by $6.2 million, from $1.9 million to $8.1 million. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense, net decreased by $9.4 million from the prior year period. The decrease was primarily attributable to the accelerated amortization of debt related deferred cost until June 16, 2023 which was not applicable during the current year period. This decrease was partially offset by higher interest expense on our various debt arrangements.
Cash interest paid for the six months ended June 30, 2024 and 2023 was $12.4 million and $9.1 million, respectively.
Other income, net. Other income increased by $0.2 million from the prior year period driven by a higher gain on foreign currency transactions in the current year period, offset by loss on asset disposals in the current year compared to gain in the prior year period.
Taxes. The provision for income tax was $1.5 million on the pre-tax loss of $18.4 million in the current year-to-date period compared to income tax expense of $2.9 million on the pre-tax loss of $37.5 million in the prior year-to-date period. The effective tax rate was a provision of 8.4% for the six months ended June 30, 2024, compared to a provision of 7.7% for the six months ended June 30, 2023. The effective tax rate differs from the prior year period due to changes in the valuation allowance.

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
We define adjusted net income (loss) and adjusted net income (loss) per share to exclude the following items: non-routine legal costs and settlements, non-routine professional fees, (gain) loss on debt extinguishment, certain severance charges, non-routine write-off of assets and certain other items that we believe are not indicative of core operating activities. Consolidated adjusted EBIT, as defined by us, excludes the costs excluded from adjusted net income (loss) as well as income tax expense (benefit), interest charges, foreign currency (gain) loss, pension credit, and items of other (income) expense. Consolidated adjusted EBITDA further excludes depreciation, amortization, and non-cash share-based compensation costs from consolidated adjusted EBIT. Segment adjusted EBIT is equal to segment operating income (loss) excluding costs associated with non-routine legal costs and settlements, non-routine professional fees, certain severance charges, and certain other items as determined by us. Segment adjusted EBITDA further excludes depreciation, amortization, and non-cash share-based compensation costs from segment adjusted EBIT. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures.
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
The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements on a consolidated and segmented basis:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted Net Loss:
Net loss	$(2,763)	$(15,753)	$(19,958)	$(40,464)
Professional fees and other[1]	516	2,647	2,597	4,368
Legal costs	41	200	123	200
Severance charges, net[2]	225	217	650	522
Loss on debt extinguishment	—	1,582	—	1,582
Tax impact of adjustments and other net tax items[3]	(26)	(7)	(138)	(85)
Adjusted Net Loss	$(2,007)	$(11,114)	$(16,726)	$(33,877)

Adjusted Net Loss per common share:
Basic and Diluted	$(0.45)	$(2.55)	$(3.79)	$(7.78)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(2,763)	$(15,753)	$(19,958)	$(40,464)
Provision for income taxes	1,472	2,089	1,545	2,948
Loss (gain) on equipment sale	28	7	18	(296)
Interest expense, net	11,909	16,691	24,007	33,432
Professional fees and other[1]	516	2,647	2,597	4,368
Legal costs	41	200	123	200
Severance charges, net[2]	225	217	650	522
Foreign currency loss (gain)	615	143	(624)	(34)
Pension credit[4]	(102)	(162)	(215)	(318)
Loss on debt extinguishment	—	1,582	—	1,582
Consolidated Adjusted EBIT	11,941	7,661	8,143	1,940
Depreciation and amortization
Amount included in operating expenses	3,508	3,694	7,091	7,413
Amount included in SG&A expenses	5,752	5,845	11,809	11,672
Total depreciation and amortization	9,260	9,539	18,900	19,085
Non-cash share-based compensation costs	612	245	1,277	627
Consolidated Adjusted EBITDA	$21,813	$17,445	$28,320	$21,652

Free Cash Flow:
Cash used in operating activities	$(6,352)	$(5,854)	$(4,466)	$(23,617)
Capital expenditures	(2,743)	(2,381)	(5,759)	(5,073)
Free Cash Flow	$(9,095)	$(8,235)	$(10,225)	$(28,690)
____________________________________
1    For the three and six months ended June 30, 2024, includes $0.5 million and $2.4 million, respectively, related to debt financing, and for the six months ended June 30, 2024, includes $0.2 million related to support costs. For the three and six months ended June 30, 2023, includes $1.6 million and $3.2 million, respectively, related to debt financing and $0.7 million and $0.8 million, respectively, related to lease extinguishment charges, and for the three and six months ended June 30, 2023, includes $0.3 million of support costs.
2 Represents customary severance costs associated with staff reductions.
3    Represents the tax effect of the adjustments.
4    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date.

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Segment Adjusted EBIT and Adjusted EBITDA:

IHT
Operating income	$12,459	$6,548	$17,644	$11,271
Severance charges, net[1]	152	165	247	205
Professional fees and other[2]	—	828	40	828
Adjusted EBIT	12,611	7,541	17,931	12,304
Depreciation and amortization	2,978	3,188	6,007	6,242
Adjusted EBITDA	$15,589	$10,729	$23,938	$18,546

MS
Operating income	$10,637	$12,720	$14,728	$15,913
Severance charges, net[1]	49	52	374	308
Professional fees and other[2]	58	47	140	67
Legal costs	41	—	41	—
Adjusted EBIT	10,785	12,819	15,283	16,288
Depreciation and amortization	4,565	4,704	9,214	9,457
Adjusted EBITDA	$15,350	$17,523	$24,497	$25,745

Corporate and shared support services
Net loss	$(25,859)	$(35,021)	$(52,330)	$(67,648)
Provision for income taxes	1,472	2,089	1,545	2,948
Loss (gain) on equipment sale	28	7	18	(296)
Interest expense, net	11,909	16,691	24,007	33,432
Foreign currency loss (gain)	615	143	(624)	(34)
Pension credit[3]	(102)	(162)	(215)	(318)
Professional fees and other[2]	458	1,772	2,417	3,473
Legal costs	—	200	82	200
Severance charges, net[1]	24	—	29	9
Loss on debt extinguishment	—	1,582	—	1,582
Adjusted EBIT	(11,455)	(12,699)	(25,071)	(26,652)
Depreciation and amortization	1,717	1,647	3,679	3,386
Non-cash share-based compensation costs	612	245	1,277	627
Adjusted EBITDA	$(9,126)	$(10,807)	$(20,115)	$(22,639)
___________________
1    Represents customary severance costs associated with staff reductions.
2    For the three and six months ended June 30, 2024, includes $0.5 million and $2.4 million, respectively, related to debt financing, and for the six months ended June 30, 2024, includes $0.2 million related to support costs. For the three and six months ended June 30, 2023, includes $1.6 million and $3.2 million, respectively, related to debt financing and $0.7 million and $0.8 million, respectively, related to lease extinguishment charges, and for the three and six months ended June 30, 2023, includes $0.3 million of support costs.
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
We have evaluated our liquidity within one year after the date of issuance of the accompanying condensed consolidated financial statements to assess the Company’s ability to fund its operations. Based upon such liquidity assessment, we believe that the Company’s current working capital, forecasted cash flows from operations, expected availability under our existing debt arrangements and capital expenditure financing is sufficient to fund our operations, service our indebtedness, and maintain compliance with our debt covenants. In preparation of this liquidity assessment, we applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, and (iii) projected availability under the Company’s existing debt arrangements. The cash flow projections were based on known or planned cash requirements for operating and financing costs and include management’s best estimate regarding future customer activity levels, pricing for its services and for its supplies and other factors. Actual results could vary significantly from those projections. We based this assessment on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than we expect in the event that we fail to meet our current projections. See Note 10 - Debt in this Quarterly Report on Form 10-Q and Note 11 - Debt in our Annual Report on Form 10-K for additional details of our debt obligations.
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
See Item 1A “Risk Factors” in our Annual Report on Form 10-K for additional information.
As of June 30, 2024, we had approximately $22.2 million of borrowing capacity consisting of $12.2 million available under the 2022 ABL Credit Agreement, and $10.0 million available under the A&R Term Loan Agreement. Our principal uses of cash are for working capital, capital expenditures, and operations.

As of June 30, 2024, we were in compliance with our debt covenants. Our ability to maintain compliance with the financial covenants contained in the 2022 ABL Credit Agreement and the A&R Term Loan Credit Agreement is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties.
As of August 6, 2024, we had consolidated cash and cash equivalents of $19.5 million, excluding $4.5 million of restricted cash used mainly as collateral for letters of credit and commercial card programs, and approximately $12.8 million of undrawn availability under our various credit facilities, resulting in total liquidity of $32.3 million.
Refer to Note 10 - Debt in this Quarterly Report on Form 10-Q and Note 11 - Debt in our Annual Report on Form 10-K for additional information on our debt instruments.
Cash and cash equivalents. Our cash and cash equivalents as of June 30, 2024 totaled $22.5 million, consisting of $17.9 million of unrestricted cash on hand, and $4.6 million of restricted cash. International cash balances as of June 30, 2024 were $6.1 million, and approximately $0.5 million of such cash is located in countries where currency or regulatory restrictions exist.
As of December 31, 2023, our cash and cash equivalents were $35.4 million, including $30.4 million of unrestricted cash on hand, and $5.0 million of restricted cash. International cash balances as of December 31, 2023 were $12.0 million, including $0.6 million of cash located in countries where currency or regulatory restrictions existed.
Our total debt and finance obligations were $320.1 million, of which $7.1 million was classified as current at June 30, 2024, compared to total debt of $311.4 million at December 31, 2023.
Cash Flows
The following table summarizes cash flows from Operating, Investing and Financing activities (in thousands):

	Six Months Ended June 30,
Cash flows provided by (used in):	2024	2023	Favorable (Unfavorable)
Operating activities	$(4,466)	$(23,617)	81%
Investing activities	(5,620)	(4,741)	(19)%
Financing activities	(2,500)	483	(618)%
Effect of exchange rate changes on cash	(380)	237	(260)%
Net change in cash and cash equivalents	$(12,966)	$(27,638)	53%

Cash flows attributable to our operating activities. For the six months ended June 30, 2024, net cash used in operating activities was $4.5 million, an improvement of 81% as compared to $23.6 million in the 2023 period. Our net cash used in operating activities was driven by negative working capital changes of $14.0 million, primarily attributable to an increase in accounts receivable and lower accrued liabilities, partially offset by an increase in accounts payable. Our net cash used in operating activities were further impacted by a $12.6 million reduction in amortization of debt issuance costs, debt discounts, and deferred financing costs and no loss on debt extinguishment in the current year period compared to $1.6 million in the prior year period.
For the six months ended June 30, 2023, net cash used in operating activities was $23.6 million. Our net cash used in operating activities was driven by our net loss for the period, which totaled $40.5 million, and negative working capital of $26.4 million, partially offset by amortization of debt issuance costs and debt discount of $16.2 million, depreciation and amortization of $19.1 million, and PIK interest on the Uptiered Loan of $7.1 million.
Cash flows attributable to our investing activities. For the six months ended June 30, 2024, net cash used in investing activities was $5.6 million, consisting of capital expenditures of $5.8 million, partially offset by cash proceeds from asset sales of $0.2 million.
For the six months ended June 30, 2023, net cash used in investing activities was $4.7 million, consisting primarily of capital expenditures (mainly related to the Company’s new aerospace inspection facility in Cincinnati), partially offset by $0.3 million of cash proceeds from asset sales.
Cash flows attributable to our financing activities. For the six months ended June 30, 2024, net cash used in financing activities was $2.5 million, consisting primarily of payments under the ME/RE loans of $1.4 million, payments under the Incremental Term Loan of $0.7 million and payment of debt issuance costs of $2.8 million, partially offset by equipment financing of $1.8 million and net borrowings under our 2022 ABL Credit Facility of $0.6 million.

For the six months ended June 30, 2023, net cash provided by financing activities was $0.5 million, consisting primarily of net borrowings under our 2022 ABL Credit Facility of $16.0 million and borrowings under ME/RE loans of $27.4 million offset by the payoff of the APSC Term Loan of $37.1 million and payment of deferred financing cost of $5.3 million.
Effect of exchange rate changes on cash and cash equivalents. For the six months ended June 30, 2024 and 2023, the effect of foreign exchange rate changes on cash was negative $0.4 million and positive $0.2 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in U.S. Dollar exchange rate against the Canadian Dollar, the Euro, the British Pound, the Australian Dollar and Mexican Peso.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. See Note 10 - Debt in this Quarterly Report on Form 10-Q and Note 11 - Debt in our Annual Report on Form 10-K for additional details of our off-balance sheet arrangements.
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item 3.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the CEO and CFO have concluded as of June 30, 2024, that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the requisite time periods.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2024.

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
On March 14, 2024, the Company received a written notice (the “Written Notice”) from the NYSE that the Company was not in compliance with the continued listing standards set forth in Rule 802.01B of the NYSE Listed Company Manual because its average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, its last reported shareholders’ equity was less than $50.0 million. As required by the NYSE, the Company timely notified the NYSE of its intent to cure the deficiency and restore its compliance with the NYSE continued listing standards. On April 29, 2024, in accordance with applicable NYSE procedures, the Company submitted a plan (the “Plan”) advising the NYSE of the definitive actions the Company has taken, and is taking, that would bring it into compliance with the minimum global market capitalization listing standard within 12 months of receipt of the Written Notice. The NYSE accepted the Plan, and the Company’s common stock will continue to be listed and traded on the NYSE during the 12-month period beginning March 14, 2024, subject to the Company’s compliance with other NYSE continued listing standards and continued periodic review by the NYSE of the Company’s progress with respect to the Plan. The Written Notice has no immediate impact on the listing of the Company’s common stock, which will continue to trade on the NYSE during the applicable cure period and does not result in a default under the Company's material debt or other agreements.
We intend to regain compliance with the NYSE listing standards by pursuing measures that are in our best interest and the best interest of our shareholders. There is no assurance that our efforts will be successful, nor is there any assurance that we will regain compliance with Section 802.01B of the NYSE Listed Company Manual or remain in compliance with such section or other NYSE continued listing standards in the future. A delisting of our common stock from the NYSE could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, our employees, and parties conducting business with us. A delisting of our common stock could constitute a “fundamental change” under the terms of our 2022 ABL Credit Agreement, which would permit the holder of the indebtedness to accelerate the maturity thereof and proceed against their collateral and could have a material adverse effect on our business and financial condition. This acceleration of the maturity under the 2022 ABL Credit agreement would trigger cross default across other debt arrangements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
NOT APPLICABLE

ITEM 5.	OTHER INFORMATION
Insider Trading Arrangements. During the quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” (each as defined in Item 408(a) of Regulation S-K under the Exchange Act).

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

TEAM, INC. (Registrant)

Date: August 8, 2024	/S/ Keith D. Tucker
Keith D. Tucker Chief Executive Officer (Principal Executive Officer)

/S/ Nelson M. Haight
Nelson M. Haight Chief Financial Officer (Principal Financial Officer)

/S/ Matthew E. Acosta
Matthew E. Acosta Vice President, Chief Accounting Officer (Principal Accounting Officer)