Form 10-Q
period 2024-09-30
TEAM INC
filed 2024-11-12
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The Registrant had 4,485,242 shares of common stock, par value $0.30, outstanding as of November 8, 2024.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$19,087	$35,427
Accounts receivable, net of allowance of $3,647 and $3,738 respectively	192,460	181,185
Inventory	40,314	38,853
Income tax receivable	677	644
Prepaid expenses and other current assets	62,353	65,992
Total current assets	314,891	322,101
Property, plant and equipment, net	116,490	127,057
Intangible assets, net	53,356	62,693
Operating lease right-of-use assets	41,959	40,498
Defined benefit pension asset	5,164	4,323
Other assets, net	12,085	7,847
Deferred tax asset	1,421	1,225
Total assets	$545,366	$565,744
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$7,056	$5,212
Current portion of operating lease obligations	15,006	14,232
Accounts payable	43,149	36,389
Other accrued liabilities	107,030	118,089
Income tax payable	2,564	1,016
Total current liabilities	174,805	174,938
Long-term debt and finance lease obligations	314,182	306,214
Operating lease obligations	30,127	29,962
Deferred tax liabilities	5,165	5,742
Other long-term liabilities	3,189	3,292
Total liabilities	527,468	520,148
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 12,000,000 shares authorized; 4,421,876 and 4,415,147 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,327	1,315
Additional paid-in capital	460,329	458,614
Accumulated deficit	(408,485)	(377,401)
Accumulated other comprehensive loss	(35,273)	(36,932)
Total equity	17,898	45,596
Total liabilities and equity	$545,366	$565,744
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$210,758	$206,715	$638,976	$648,484
Operating expenses	157,234	153,928	473,167	487,779
Gross margin	53,524	52,787	165,809	160,705
Selling, general and administrative expenses	50,366	54,045	157,878	165,113
Operating income (loss)	3,158	(1,258)	7,931	(4,408)
Interest expense, net	(11,770)	(10,067)	(35,777)	(43,499)
Loss on debt extinguishment	—	(3)	—	(1,585)
Other (expense) income, net	(2,010)	266	(1,189)	914
Loss before income taxes	(10,622)	(11,062)	(29,035)	(48,578)
Provision for income taxes	(504)	(1,072)	(2,049)	(4,020)
Net loss	$(11,126)	$(12,134)	$(31,084)	$(52,598)

Loss per common share:
Basic and Diluted	$(2.52)	$(2.78)	$(7.04)	$(12.07)

Weighted-average number of shares outstanding:
Basic and Diluted	4,422	4,368	4,418	4,358

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(11,126)	$(12,134)	$(31,084)	$(52,598)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	4,509	(3,366)	1,317	(1,311)
Defined benefit pension plans:
Amortization of prior service cost	8	—	24	—
Amortization of net actuarial loss	82	—	240	—
Other comprehensive income (loss), before tax	4,599	(3,366)	1,581	(1,311)
Tax benefit (provision) attributable to other comprehensive income (loss)	83	11	78	(35)
Other comprehensive income (loss), net of tax	4,682	(3,355)	1,659	(1,346)
Total comprehensive loss	$(6,444)	$(15,489)	$(29,425)	$(53,944)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2023	4,415	$1,315	$458,614	$(377,401)	$(36,932)	$45,596
Net loss	—	—	—	(17,195)	—	(17,195)
Net settlement of vested stock awards	—	10	(10)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	(2,862)	(2,862)
Defined benefit pension plans, net of tax	—	—	—	—	87	87
Non-cash compensation	—	—	665	—	—	665
Balance at March 31, 2024	4,415	$1,325	$459,269	$(394,596)	$(39,707)	$26,291
Net loss	—	—	—	(2,763)	—	(2,763)
Net settlement of vested stock awards	7	2	(19)	—	—	(17)
Foreign currency translation adjustment, net of tax	—	—	—	—	(291)	(291)
Defined benefit pension plans, net of tax	—	—	—	—	43	43
Non-cash compensation	—	—	612	—	—	612
Balance at June 30, 2024	4,422	$1,327	$459,862	$(397,359)	$(39,955)	$23,875
Net loss	—	—	—	(11,126)	—	(11,126)
Foreign currency translation adjustment, net of tax	—	—	—	—	4,592	4,592
Defined benefit pension plans, net of tax	—	—	—	—	90	90
Non-cash compensation	—	—	467	—	—	467
Balance at September 30, 2024	4,422	$1,327	$460,329	$(408,485)	$(35,273)	$17,898

Balance at December 31, 2022	4,343	$1,303	$457,133	$(301,679)	$(38,997)	$117,760
Net loss	—	—	—	(24,711)	—	(24,711)
Net settlement of vested stock awards	14	4	(52)	—	—	(48)
Foreign currency translation adjustment, net of tax	—	—	—	—	755	755
Non-cash compensation	—	—	382	—	—	382
Balance at March 31, 2023	4,357	$1,307	$457,463	$(326,390)	$(38,242)	$94,138
Net loss				(15,753)		(15,753)
Net settlement of vested stock awards	11	4	(16)	—	—	(12)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,254	1,254
Non-cash compensation	—	—	245	—	—	245
Balance at June 30, 2023	4,368	$1,311	$457,692	$(342,143)	$(36,988)	$79,872
Net loss	—	—	—	(12,134)	—	(12,134)
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,355)	(3,355)
Non-cash compensation	—	—	232	—	—	232
Balance at September 30, 2023	4,368	$1,311	$457,924	$(354,277)	$(40,343)	$64,615

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(31,084)	$(52,598)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,934	28,481
Write-off of software cost	—	629
Loss on debt extinguishment	—	1,585
Amortization of debt issuance costs, debt discounts, and deferred financing costs	4,690	16,926
Paid-in-kind (“PIK”) interest	11,020	10,906
Allowance for credit losses	832	687
Foreign currency loss (gain)	1,504	(776)
Deferred income taxes	(754)	986
Loss (gain) on asset disposal	24	(268)
Non-cash compensation costs	1,744	859
Other, net	(256)	(3,282)
Changes in operating assets and liabilities:
Accounts receivable	(12,125)	140
Inventory	(1,357)	(2,513)
Prepaid expenses and other assets	(1,418)	(5,207)
Accounts payable	7,590	363
Other accrued liabilities	(8,718)	(18,763)
Income taxes	1,517	(224)
Net cash provided by (used in) operating activities	1,143	(22,069)
Cash flows from investing activities:
Capital expenditures	(7,454)	(7,433)
Proceeds from disposal of assets	149	414
Net cash used in investing activities	(7,305)	(7,019)
Cash flows from financing activities:
Borrowings under Revolving Credit Loans	20,500	27,292
Payments under Revolving Credit Loans	(21,009)	(16,293)
Repayment of Convertible Debt	—	(41,161)
Repayment of APSC Term Loan	—	(37,092)
Borrowings under ME/RE Loans	—	27,398
Payments under ME/RE Loans	(2,131)	(847)
Payments under Corre Incremental Term Loan	(1,069)	—
Borrowings under Corre Incremental Term Loan	—	42,500
Payments for debt issuance costs	(7,371)	(8,446)
Other	1,153	(746)
Net cash used in financing activities	(9,927)	(7,395)
Effect of exchange rate changes on cash	(251)	(109)
Net decrease in cash and cash equivalents	(16,340)	(36,592)
Cash and cash equivalents at beginning of period	35,427	58,075
Cash and cash equivalents at end of period	$19,087	$21,483

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
We are a global, leading provider of specialty industrial services offering customers access to a full suite of conventional, specialized, and proprietary mechanical, heat-treating, and inspection services. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability, and operational efficiency for our customers’ most critical assets. We conduct operations in two segments: Inspection and Heat Treating (“IHT”) and Mechanical Services (“MS”). Through the capabilities and resources in these two segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the customer’s election. In addition, we are capable of escalating with the customer’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide these services in three distinct customer demand profiles: (i) turnaround or project services, (ii) call-out services, and (iii) nested or run-and-maintain services.
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
MS provides solutions designed to serve customers’ unique needs during both the operational (onstream) and off-line states of their assets. Our onstream services include our range of standard to custom-engineered leak repair and composite solutions; emissions control and compliance; hot tapping and line stopping; and online valve insertion solutions, which are delivered while assets are in an operational condition, which maximizes customer production time. Asset shutdowns can be planned, such as a turnaround maintenance event, or unplanned, such as those due to component failure or equipment breakdowns. Our specialty maintenance, turnaround and outage services are designed to minimize customer downtime and are primarily delivered while assets are off-line and often through the use of cross-certified technicians, whose multi-craft capabilities deliver the production needed to achieve tight time schedules. These critical services include on-site field machining; bolted-joint integrity; vapor barrier plug testing; and valve management solutions.
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

Recent Financing Amendments. On September 30, 2024, we entered into certain amendments with our lenders. Refer to Note 10 - Debt to the unaudited condensed consolidated financial statements for additional details.

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

2. REVENUE
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from customer contracts by geographic region, by reportable operating segment and by service type is presented below:
Geographic area (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$104,478	$3,126	$107,604	$100,800	$3,057	$103,857
MS	68,393	34,761	103,154	67,286	35,572	102,858
Total	$172,871	$37,887	$210,758	$168,086	$38,629	$206,715

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	(unaudited)			(unaudited)
	United States and Canada	Other Countries	Total	United States and Canada	Other Countries	Total
Revenue:
IHT	$310,985	$9,301	$320,286	$312,344	$10,082	$322,426
MS	216,490	102,200	318,690	221,943	104,115	326,058
Total	$527,475	$111,501	$638,976	$534,287	$114,197	$648,484
Revenue by Operating segment and service type (in thousands):

	Three Months Ended September 30, 2024
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$83,461	$2	$18,036	$6,105	$107,604
MS	—	100,780	363	2,011	103,154
Total	$83,461	$100,782	$18,399	$8,116	$210,758

	Three Months Ended September 30, 2023
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$83,207	$39	$12,946	$7,665	$103,857
MS	—	101,624	55	1,179	102,858
Total	$83,207	$101,663	$13,001	$8,844	$206,715

	Nine Months Ended September 30, 2024
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$254,584	$149	$48,979	$16,574	$320,286
MS	—	312,516	718	5,456	318,690
Total	$254,584	$312,665	$49,697	$22,030	$638,976

	Nine Months Ended September 30, 2023
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$259,118	$261	$42,391	$20,656	$322,426
MS	—	323,484	544	2,030	326,058
Total	$259,118	$323,745	$42,935	$22,686	$648,484
For additional information on our reportable operating segments, refer to Note 14 - Segment Disclosures.
As of September 30, 2024, we received $2.3 million of advance payments from a customer for equipment sales. This amount is recorded as a contract liability and included in Other accrued liabilities. See Note 8 - Other Accrued Liabilities for additional information. There was no contract liability as of December 31, 2023.
Remaining performance obligations. As permitted by ASC 606, Revenue from Contracts with Customers, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient, which permits us to recognize revenue in the amount to which we have a right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. As most of our contracts with customers are short-term in nature and billed on a time and material basis, there were no material amounts of remaining performance obligations as of September 30, 2024 and December 31, 2023.

3. ACCOUNTS RECEIVABLE
A summary of accounts receivable as of September 30, 2024 and December 31, 2023 is as follows (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Trade accounts receivable	$145,991	$151,316
Unbilled revenues	50,116	33,607
Allowance for credit losses	(3,647)	(3,738)
Total	$192,460	$181,185

The following table shows a rollforward of the allowance for credit losses (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Balance at beginning of period	$3,738	$5,262
Provision for expected credit losses	1,310	1,680
Recoveries collected	(416)	(1,638)
Write-offs	(1,130)	(1,560)
Foreign exchange effects	145	(6)
Balance at end of period	$3,647	$3,738

4. INVENTORY
A summary of inventory as of September 30, 2024 and December 31, 2023 is as follows (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Raw materials	$10,183	$9,958
Work in progress	2,680	2,326
Finished goods	27,451	26,569
Total	$40,314	$38,853

5. PREPAID AND OTHER CURRENT ASSETS
A summary of prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 is as follows (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Insurance receivable	$39,000	$39,000
Prepaid expenses	18,252	18,398
Other current assets	5,101	8,594
Total	$62,353	$65,992
The insurance receivable relates to the receivables from our third-party insurance providers for a legal claim that is recorded in other accrued liabilities, refer to Note 8 - Other Accrued Liabilities. These receivables will be collected from our third-party insurance providers for litigation matters that have been settled, or are pending settlement, and where the deductibles have been satisfied. The prepaid expenses primarily relate to prepaid insurance and other expenses that have been paid in advance of the coverage period. Other current assets include other receivables, software implementation costs, and deferred financing charges.

6. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of September 30, 2024 and December 31, 2023 is as follows (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Land	$4,006	$4,006
Buildings and leasehold improvements	61,183	60,827
Machinery and equipment	293,302	286,376
Furniture and fixtures	10,862	10,804
Capitalized ERP system development costs	45,903	45,903
Computers and computer software	19,510	20,067
Automobiles	2,865	3,215
Construction in progress	630	6,634
Total	438,261	437,832
Accumulated depreciation	(321,771)	(310,775)
Property, plant and equipment, net	$116,490	$127,057
Included in the table above are assets under finance leases of $8.5 million as of September 30, 2024 and December 31, 2023, and related accumulated amortization of $3.8 million and $3.3 million as of September 30, 2024 and December 31, 2023, respectively.
Depreciation expense for the three months ended September 30, 2024 and 2023 was $5.1 million and $5.4 million, respectively, of which $3.4 million and $3.6 million, respectively, was included in “Operating expenses” and $1.7 million and $1.8 million, respectively, was included in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $15.7 million and $16.5 million, respectively, of which $10.5 million and $11.0 million, respectively, was included in “Operating expenses” and $5.2 million and $5.5 million, respectively, was included in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations.

7. INTANGIBLE ASSETS
A summary of intangible assets as of September 30, 2024 and December 31, 2023 is as follows (in thousands):

	September 30, 2024
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$164,352	$(111,738)	$52,614
Trade names	20,267	(19,851)	416
Technology	2,300	(1,974)	326
Licenses	683	(683)	—
Intangible assets	$187,602	$(134,246)	$53,356

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$164,305	$(102,630)	$61,675
Trade names	20,262	(19,742)	520
Technology	2,300	(1,802)	498
Licenses	683	(683)	—
Intangible assets	$187,550	$(124,857)	$62,693

Amortization expense of intangible assets for the three months ended September 30, 2024 and 2023 was $3.1 million and $3.2 million, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2024 and 2023 was $9.3 million and $9.6 million, respectively. Amortization expense of intangible assets are included in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations.
The weighted-average amortization period for intangible assets was 13.8 years as of September 30, 2024 and December 31, 2023.

8. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of September 30, 2024 and December 31, 2023 is as follows (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Legal and professional accruals	$46,446	$53,972
Payroll and other compensation expenses	37,817	39,943
Insurance accruals	3,820	7,170
Property, sales and other non-income related taxes	5,250	7,248
Accrued interest	5,318	4,487
Volume discount	2,397	2,479
Contract liabilities	2,267	—
Other accruals	3,715	2,790
Total	$107,030	$118,089
Legal and professional accruals include accruals for legal and professional fees as well as accrued legal claims. See Note 13 - Commitments and Contingencies for additional information. Certain legal claims are covered by our third-party insurance providers and the related insurance receivable for these claims is recorded in prepaid expenses and other current assets. See Note 5 - Prepaid and Other Current Assets for additional information. Payroll and other compensation expenses include all payroll related accruals including, among others, accrued vacation, severance, and bonuses. Insurance accruals primarily relate to accrued medical and workers compensation costs. Property, sales and other non-income related taxes include accruals for items such as sales and use tax, property tax, and other related tax accruals. Accrued interest relates to the interest accrued on our long-term debt. Contract liabilities represent advance payments received from a customer. Other accruals include various business expense accruals.

9. INCOME TAXES
We recorded an income tax provision of $0.5 million and $2.0 million, respectively, for the three and nine months ended September 30, 2024, compared to a provision of $1.1 million and $4.0 million, respectively, for the three and nine months ended September 30, 2023. The effective tax rate, inclusive of discrete items, was a provision of 4.7% for the three months ended September 30, 2024, compared to a provision of 9.7% for the three months ended September 30, 2023. For the nine months ended September 30, 2024, our effective tax rate, inclusive of discrete items, was a provision of 7.1%, compared to a provision of 8.3% for the nine months ended September 30, 2023. The decrease in effective tax rate for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is due to the mix of pretax income in non-valuation allowance jurisdictions and pretax losses in valuation allowance jurisdictions, along with changes in valuation allowance in 2023. The impact is a larger decrease in income tax expense as compared to pretax income resulting in a decrease of effective tax rate.

10. DEBT
As of September 30, 2024 and December 31, 2023, our total long-term debt and finance lease obligations are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
2022 ABL Credit Facility[1]	$112,643	$113,415
ME/RE Loans[1]	22,699	24,061
Uptiered Loan[1]	139,206	129,436
Incremental Term Loan[1]	39,516	38,758
Equipment Finance Loan	1,882	—
Total	315,946	305,670
Finance lease obligations	5,292	5,756
Total long-term debt and finance lease obligations	321,238	311,426
Current portion of long-term debt and finance lease obligations	(7,056)	(5,212)
Total long-term debt and finance lease obligations, less current portion	$314,182	$306,214
1    Comprised of principal amount outstanding, less unamortized debt issuance costs. See below for additional information.
2022 ABL Credit Facility
On February 11, 2022, we entered into a credit agreement, with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent (the “ABL Agent”) (such agreement, as amended by Amendment No.1 dated as of May 6, 2022, Amendment No.2 dated as of November 1, 2022, Amendment No.3 dated as of June 16, 2023, Amendment No.4 dated as of March 6, 2024 and ABL Amendment No.5 (described below), the “2022 ABL Credit Agreement”).
Available funding commitments under the 2022 ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of the ABL Agent, with a $35.0 million sublimit for swingline borrowings, a $26.0 million sublimit for issuances of letters of credit (the “Revolving Credit Loans”), and an incremental delayed draw term loan of up to $35.0 million (the “Delayed Draw Term Loan”) provided by Corre Partners Management, LLC (“Corre”) and certain of its affiliates (collectively, the “2022 ABL Credit Facility”).
On September 30, 2024, the Company entered into Amendment No.5 (“ABL Amendment No.5”) to the 2022 ABL Credit Agreement. ABL Amendment No. 5 amended the 2022 ABL Credit Agreement to, among other things, to:
(i) extend the scheduled maturity date from August 11, 2025 to September 30, 2027;
(ii) amend the applicable margin for Delayed Draw Term Loans from a flat rate of 10.00% for SOFR Loans (as defined in the 2022 ABL Credit Agreement) and 9.00% for Base Rate Loans (as defined in the 2022 ABL Credit Agreement) to a rate based on EBITDA ranging from 8.50% to 10.00% for SOFR Loans and 7.50% to 9.00% for Base Rate Loans;
(iii) amend the applicable margin for Revolving Credit Loans from a rate based on EBITDA ranging from 4.15% to 4.65% for SOFR Loans and 3.15% to 3.65% for Base Rate Loans to a rate based on both EBITDA and Average Historical Excess Availability (as defined in the 2022 ABL Credit Agreement) ranging from 3.50% to 4.25% for SOFR Loans and 2.50% to 3.25% for Base Rate Loans;
(iv) amend the applicable margin for ME/RE Loans (defined below) from a flat rate of 5.75% for SOFR Loans to a flat rate of 5.00% for SOFR Loans;
(v) amend the definitions of “Borrowing Base” and “Consolidated Fixed Charge Coverage Ratio” as well as related definitions in order to expand availability under the Revolving Credit Facility (as defined in the 2022 ABL Credit Agreement); and
(vi) add a springing financial covenant requiring Excess Availability (as defined in the 2022 ABL Credit Agreement) to be above $7,500,000 only if the Consolidated Fixed Charge Coverage Ratio falls below 0.85x for twelve month periods ending on or prior to December 31, 2024 and 1.00x for twelve month periods ending after December 31, 2024.
ABL Amendment No.5 was accounted for in accordance with ASC 470-60, Troubled Debt Restructuring, and no gain or loss was recognized. Amendment fees of $0.9 million related to the Revolving Credit Loans were deferred on September 30, 2024. The amendment fees will be amortized to interest expense over the term of the 2022 ABL Credit Agreement.
The terms of the 2022 ABL Credit Facility are described in the table below (dollar amounts are presented in thousands):

	Revolving Credit Loans	Delayed Draw Term Loan
Scheduled maturity date[1]	9/30/2027	9/30/2027
Stated interest rate	SOFR + applicable margin (base + applicable margin)	SOFR + applicable margin (base + applicable margin)
Actual interest rate:
9/30/2024	9.57%	15.32%
9/30/2023	10.09%	15.44%
Interest payments	monthly	monthly
Cash paid for interest
YTD 9/30/2024	$5,964	$4,130
YTD 9/30/2023	$4,932	$3,951

Balances at 9/30/2024
Principal balance	$77,905	$35,000
Unamortized balance of debt issuance cost	N/A	$(262)
Net carrying balance	$77,905	$34,738

Balances at 12/31/2023
Principal balance	$78,415	$35,000
Unamortized balance of debt issuance cost	N/A	$—
Net carrying balance	$78,415	$35,000

Unamortized balance of deferred financing cost
9/30/2024	$1,102	N/A
12/31/2023	$267	N/A
Available amount at 9/30/2024[2]	$18,022	$—
1 Amended maturity date is the earlier of (i) the Scheduled Maturity Date and (ii) the Springing Maturity Date (91 days prior to Scheduled Maturity Date of the A&R Term Loan Credit Agreement (defined below), or October 1, 2026).
2        Available amount following the execution of ABL Amendment No.5.
The 2022 ABL Credit Agreement contains customary conditions to borrowings and covenants, as described in the 2022 ABL Credit Agreement. As of September 30, 2024, we are in compliance with the covenants.
As of September 30, 2024, $9.5 million in letters of credit were issued under the 2022 ABL Credit Agreement. Such amounts remain undrawn and are off-balance sheet.
ME/RE Loans
On June 16, 2023, we entered into ABL Amendment No.3 which, in addition to making certain other changes to the 2022 ABL Credit Facility, provided us with $27.4 million of new term loans (the “ME/RE Loans”).
On September 30, 2024, the Company entered into ABL Amendment No.5. ABL Amendment No.5 amended the 2022 ABL Credit Agreement to, among other things, provide for the following changes to the ME/RE Loans:
(i) extended the scheduled maturity date from August 11, 2025 to September 30, 2027; and
(ii) amended the applicable margin for ME/RE Loans from a flat rate of 5.75% for SOFR Loans (as defined in the 2022 ABL Credit Agreement) to a flat rate of 5.00% for SOFR Loans.
The terms of ME/RE Loans are described in the table below (dollar amounts are presented in thousands):

Scheduled maturity date[1]	9/30/2027
Stated interest rate	SOFR + 5.0% + 0.11% credit spread adjustment
Principal payments	$237 monthly
Effective interest rate[2]
9/30/2024	13.11%
9/30/2023	16.75%
Actual cash interest rate
9/30/2024	10.32%
9/30/2023	11.19%
Interest payments	monthly
Cash paid for interest
YTD 9/30/2024	$2,128
YTD 9/30/2023	$640
Balances at 9/30/2024
Principal balance	$23,692
Unamortized balance of debt issuance cost	$(993)
Net carrying balance	$22,699
Balances at 12/31/2023
Principal balance	$25,823
Unamortized balance of debt issuance cost	$(1,762)
Net carrying balance	$24,061
1 Amended maturity date is the earlier of (i) the Scheduled Maturity Date and (ii) the Springing Maturity Date (91 days prior to Scheduled Maturity Date of the A&R Term Loan Credit Agreement, or October 1, 2026).
2        The effective interest rate as of September 30, 2024 consisted of 10.32% variable interest rate paid in cash and an additional 2.79% due to non-cash amortization of the related debt issuance costs. The effective interest rate as of September 30, 2023, consisted of 11.19% variable interest rate paid in cash and an additional 5.56% due to non-cash amortization of the related debt issuance costs.
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
The A&R Term Loan Credit Agreement contains certain customary conditions to borrowings, events of default and affirmative, negative, and financial covenants (as described in the A&R Term Loan Credit Agreement and further amended by Amendment No.1 dated March 6, 2024). As of September 30, 2024, we are in compliance with the A&R Term Loan Credit Agreement covenants.
On September 30, 2024 we entered into Amendment No.2 (“ Term Loan Amendment No.2”) to the A&R Term Loan Credit Agreement. Term Loan Amendment No.2 amended the A&R Term Loan Credit Agreement to, among other things, make conforming changes to the A&R Term Loan Credit Agreement, consistent with the changes being made to the 2022 ABL Credit Agreement by ABL Amendment No.5.
The terms of Uptiered Loan and Incremental Term Loan are described in the table below (dollar amounts are presented in thousands):

	Uptiered Loan	Incremental Term Loan
Maturity date	12/31/2027 (12/31/2026 if outstanding balance is greater than $50 million)	12/31/2026
Stated interest rate
9/30/2024	9.5% PIK and 4.0% cash[2]	12% paid in cash
9/30/2023	12% PIK	12% paid in cash
Principal payments	at maturity	$356 quarterly
Effective interest rate
9/30/2024	14.56%[3]	22.96%[4]
9/30/2023	12.86%[3]	23.69%[4]
Interest payments	cash quarterly/PIK monthly	quarterly
Cash paid for interest
YTD 9/30/2024	$2,775	$4,267
YTD 9/30/2023	$—	$—
PIK interest added to principal
YTD 9/30/2024	$9,661	N/A
YTD 9/30/2023	$10,829	N/A
Balances at 9/30/2024
Principal balance [1]	$139,748	$46,983
Unamortized balance of debt issuance cost	$(542)	$(7,467)
Net carrying balance	$139,206	$39,516
Balances at 12/31/2023
Principal balance [1]	$130,087	$48,052
Unamortized balance of debt issuance cost	$(651)	$(9,294)
Net carrying balance	$129,436	$38,758
Available amount at 9/30/2024	$—	$10,000
___________
1 The principal balance of the Uptiered Loan is made up of $22.5 million drawn on November 9, 2021, $27.5 million drawn on December 8, 2021, and $57.0 million added as part of the exchange agreement on October 4, 2022. In addition, the principal balance also includes paid-in-kind (“PIK”) interest recorded of $31.8 million and $22.2 million as of September 30, 2024 and December 31, 2023, respectively, and PIK fees of $0.9 million incurred as of December 31, 2022.
2 Cash and PIK split is determined based on the Net Leverage Ratio as defined in the A&R Term Loan Credit Agreement.
3 The effective interest rate on the Uptiered Loan as of September 30, 2024 consisted of 13.50% stated interest rate paid in PIK and cash, and an additional 1.06% due to the non-cash amortization of the related debt issuance costs. The effective interest rate on the Uptiered Loan as of September 30, 2023 consisted of 12.00% stated interest rate paid in PIK and an additional 0.86% due to the non-cash amortization of the related debt issuance costs.
4 The effective interest rate on the Incremental Term Loan as of September 30, 2024 consisted of 12.00% stated interest rate paid in cash and an additional 10.96% due to the non-cash amortization of the related debt issuance costs. The effective interest rate on the Incremental Term Loan as of September 30, 2023 consisted of 12.00% stated interest rate paid in cash and an additional 11.69% due to the non-cash amortization of the related debt issuance costs.
Warrants
As of September 30, 2024 and December 31, 2023, APSC Holdco II, L.P. held 500,000 warrants and certain affiliates of Corre collectively held 500,000 warrants, in each case providing for the purchase of one share of the Company’s common stock per warrant at an exercise price of $15.00. The warrants will expire on December 8, 2028.
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
Equipment Finance Loan

On March 6, 2024, we entered into agreements to sell various equipment to an equipment finance lender for $2.9 million and lease the equipment for monthly payments of $181 thousand over eighteen months. The lease agreement provides for a bargain purchase option at the end of the lease term which we intend to exercise. The Company determined that the transaction did not meet the criteria for sale-leaseback in accordance with ASC 842, Leases and accounted for this arrangement as an equipment financing. The assets subject to the transaction remain on our balance sheet and continue to depreciate in accordance with our depreciation policy.
Fair Value of Debt
The fair value of our debt obligations is representative of the carrying value based upon the respective interest rate terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt obligations.
1970 Group Substitute Insurance Reimbursement Facility
On September 16, 2024, we entered into an amended and restated substitute insurance reimbursement facility agreement with 1970 Group Inc. (“1970 Group”) (such agreement, the “Substitute Insurance Reimbursement Facility Agreement”). Under the Substitute Insurance Reimbursement Facility Agreement, the 1970 Group extended credit to us in the form of a substitute reimbursement facility (the “Substitute Reimbursement Facility”) to provide up to approximately $19.0 million of letters of credit on our behalf in support of our workers’ compensation, commercial automotive and general liability insurance policies. As of September 30, 2024, we have $19.0 million of letters of credit outstanding under the Substitute Reimbursement Facility.
According to the provisions of ASC 470, Debt, the arrangement is a “Substitute Insurance Reimbursement Facility” limited to the amounts drawn under the letters of credit. Therefore, until we use or there is a draw on such Substitute Insurance Reimbursement Facility, the letters of credit are treated as an off-balance sheet credit arrangement. The fees paid by us periodically under this arrangement are deferred and amortized to interest expense over the term of the arrangement. As of September 30, 2024, we had approximately $2.2 million of unamortized deferred fees.
Liquidity
As of September 30, 2024, we had $14.9 million of unrestricted cash and cash equivalents and $4.2 million of restricted cash, including $2.9 million of restricted cash held as collateral for letters of credit and commercial card programs. International cash balances as of September 30, 2024 were $6.2 million, and approximately $0.6 million of such cash is located in countries where currency or regulatory restrictions exist. As of September 30, 2024, we had approximately $28.0 million of available borrowing capacity under our various credit agreements, consisting of $18.0 million available, following the execution of ABL Amendment No.5, under the Revolving Credit Loans and $10.0 million available under the Incremental Term Loan. As of September 30, 2024, we had $30.8 million in letters of credit and $2.5 million in surety bonds outstanding and $1.3 million in miscellaneous cash deposits securing other required obligations.
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
11. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). Net periodic pension credit includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest cost	$678	$678	$1,981	$2,054
Expected return on plan assets	(879)	(913)	(2,571)	(2,765)
Amortization of prior service cost	8	8	24	23
Unrecognized net actuarial loss	82	70	240	212
Net periodic pension credit	$(111)	$(157)	$(326)	$(476)

Net pension credit is included in “Other (expense) income, net” on our Condensed Consolidated Statements of Operations. The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 5.5% overall, 8.5% for equities and 5.0% for debt securities.

12. SHAREHOLDERS’ EQUITY
Shareholders’ Equity and Preferred Stock
As of September 30, 2024 there were 4,421,876 shares of our common stock outstanding and 12,000,000 shares authorized at $0.30 par value per share.
As of September 30, 2024 we had 500,000 authorized shares of preferred stock, none of which had been issued.
Accumulated Other Comprehensive Income (loss)
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(25,853)	$(11,041)	$(38)	$(36,932)	$(28,859)	$(10,474)	$336	$(38,997)
Other comprehensive income (loss)	1,317	264	78	1,659	(1,311)	—	(35)	(1,346)
Balance, end of period	$(24,536)	$(10,777)	$40	$(35,273)	$(30,170)	$(10,474)	$301	$(40,343)

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
On January 25, 2022, the trial court signed a final judgment in favor of the plaintiff and against Team Industrial Services, Inc. Post-judgment motions challenging the judgment were filed on February 24, 2022 and were denied by the trial court on

April 22, 2022. We appealed the trial court’s judgment to the Texas First Court of Appeals by timely filing a notice of appeal on April 25, 2022 and filed our initial appellate brief on December 23, 2022.
On May 16, 2024, the Texas First Court of Appeals issued a decision which vacated the trial court’s judgment and dismissed the case, holding that the trial court erred in refusing to dismiss the case on forum non conveniens grounds. The plaintiff filed a motion with the Texas First Court of Appeals for rehearing and a motion for en banc reconsideration, which was denied by the Court of Appeals on October 3, 2024. The plaintiff has 45 days to seek review with the Texas Supreme Court. After any further appellate review is exhausted, the plaintiff will be permitted to re-file the lawsuit in Kansas. We currently have accrued a liability of $39.0 million as of September 30, 2024 in other accrued liabilities, and have recorded a related receivable from our third-party insurance providers in other current assets in the same amount. Such amounts are treated as non-cash operating activities. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3.0 million self-insured retention and deductible. All retentions and deductibles have been met, and accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
Notice of repayment of pandemic related government subsidies - In response to widespread health crises, epidemics and pandemics, certain of our entities based in foreign jurisdictions received governmental funding assistance to compensate for a portion of employee wages between March 2020 and March 2022. Following ongoing compliance reviews of these funding assistance programs, we received notices stating noncompliance with the requirements of one of these funding assistance programs. Accordingly, based on the assessments completed by the government appointed administrative authority, previously we had accrued $5.5 million to be repaid over an extended period related to this noncompliance. However, during the quarter ended September 30, 2024, we successfully appealed against $2.0 million of the assessment, which resulted in the reduction of the accrued liability from $5.5 million to $3.5 million as of September 30, 2024.
Accordingly, for all matters discussed within this Note 13 - Commitments and Contingencies, we have accrued in the aggregate approximately $42.5 million as of September 30, 2024, of which approximately $3.5 million is not covered by our various insurance policies.
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
Segment data for our two operating segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
IHT	$107,604	$103,857	$320,286	$322,426
MS	103,154	102,858	318,690	326,058
Total revenues	$210,758	$206,715	$638,976	$648,484

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating income (loss):
IHT	$9,860	$6,412	$27,504	$17,683
MS	4,460	6,482	19,188	22,395
Corporate and shared support services	(11,162)	(14,152)	(38,761)	(44,486)
Total operating income (loss)	$3,158	$(1,258)	$7,931	$(4,408)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$234	$835	$3,029	$3,857
MS	932	988	2,577	2,263
Corporate and shared support services	52	10	103	10
Total capital expenditures	$1,218	$1,833	$5,709	$6,130
____________
1    Excludes finance leases. Capital expenditures presented in the table above are on accrual basis and differ from the amounts presented in the Condensed Consolidated Statements of Cash Flows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$2,928	$3,148	$8,935	$9,390
MS	4,504	4,656	13,718	14,113
Corporate and shared support services	1,602	1,592	5,281	4,978
Total depreciation and amortization[1]	$9,034	$9,396	$27,934	$28,481
____________
1    Breakdown of depreciation and amortization included in the unaudited Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation and amortization:
Amount included in operating expenses	3,429	3,613	10,520	11,026
Amount included in SG&A expenses	5,605	5,783	17,414	17,455
Total depreciation and amortization	$9,034	$9,396	$27,934	$28,481

15. RELATED PARTY TRANSACTIONS
In connection with the Company’s debt transactions, the Company engaged in transactions with Corre to provide funding as described in Note 10 - Debt.
16. SUBSEQUENT EVENTS
As of November 12, 2024, the filing date of this Quarterly Report on Form 10-Q, management evaluated the existence of events occurring subsequent to the quarter ended September 30, 2024 and determined that there were no events or transactions that would have a material impact on the Company’s results of operations or financial position.

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, risks related to:

•our ability to generate sufficient cash from operations, access our 2022 ABL Credit Facility to support our operations, or maintain our compliance with covenants under our debt arrangements including our 2022 ABL Credit Agreement and A&R Term Loan Credit Agreement;
•our ability to manage inflationary pressures in our operating costs;
•negative market conditions, including domestic and global inflationary pressures, future economic uncertainties, and impacts from epidemics and pandemics, particularly in industries in which we are heavily dependent;
•delays in the commencement of major projects;
•seasonal and other variations, such as severe weather conditions (including conditions influenced by climate change) and the nature of our customers’ industry;
•our ability to expand into new markets (including low carbon energy transition) and attract customers in new industries may be limited due to our competition’s breadth of service offerings and intellectual property;
•our significant debt and high leverage which could have a negative impact on our financing options, liquidity position and ability to manage increases in interest rates;
•our ability to access capital and liquidity provided by the financial and capital markets;

•the timing of new customer contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results;
•risk of non-payment and/or delays in payment of receivables from our customers;
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

GENERAL OVERVIEW
Business. We are a global, leading provider of specialty industrial services offering customers access to a full suite of conventional, specialized, and proprietary mechanical, heat-treating, and inspection services. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability, and operational efficiency for our customers’ most critical assets. We conduct operations in two segments: IHT and MS. Through the capabilities and resources in these two segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the customers’ election. In addition, we are capable of escalating with the customer’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide these services in three distinct customer demand profiles: (i) turnaround or project services, (ii) call-out services, and (iii) nested or run-and-maintain services.
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
MS provides solutions designed to serve customers’ unique needs during both the operational (onstream) and off-line states of their assets. Our onstream services include our range of standard to custom-engineered leak repair and composite solutions; emissions control and compliance; hot tapping and line stopping; and online valve insertion solutions, which are delivered while assets are in an operational condition, which maximizes customer production time. Asset shutdowns can be planned, such as a turnaround maintenance event, or unplanned, such as those due to component failure or equipment breakdowns. Our specialty maintenance, turnaround and outage services are designed to minimize customer downtime and are primarily delivered while assets are off-line and often through the use of cross-certified technicians, whose multi-craft capabilities deliver the production needed to achieve tight time schedules. These critical services include on-site field machining; bolted-joint integrity; vapor barrier plug testing; and valve management solutions.
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

Listing Notice from NYSE. On March 14, 2024, we were notified by the NYSE of our non-compliance with their continued listing standards, as our total market capitalization and shareholders’ equity had fallen below the NYSE listing requirements. As required by the NYSE, we notified the NYSE of our intent to cure the market capitalization and/or shareholders’ equity deficiency and restore our compliance with NYSE continued listing standards.

In accordance with applicable NYSE procedures, on April 29, 2024, we submitted a plan advising the NYSE of the definitive actions we have taken and are taking that would bring us into compliance with NYSE continued listing standards within 12 months of receipt of the written notice. The NYSE accepted the plan, and our common stock will continue to be listed and traded on the NYSE during the 12-month period beginning March 14, 2024, subject to our compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan. We intend to regain compliance with the NYSE listing standards by pursuing measures that are in our best interest and the best interest of our shareholders. We can provide no assurances that we will be able to satisfy any of the steps outlined in the plan approved by the NYSE and maintain the listing of our shares on the NYSE. In the event we are unable to maintain the listing of our shares on the NYSE, we may look to list our shares on alternative exchanges.

Recent Financing Amendments. On September 30, 2024, we entered into certain amendments with our lenders. Refer to Note 10 - Debt to the unaudited condensed consolidated financial statements for additional details.

Results of Operations
The following is a comparison of our results of operations for the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023.
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table sets forth the components of revenue and operating income (loss) from our operations for the three month period ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$107,604	$103,857	$3,747	3.6%
MS	103,154	102,858	296	0.3%
Total revenues	$210,758	$206,715	$4,043	2.0%
Operating income (loss):
IHT	$9,860	$6,412	$3,448	53.8%
MS	4,460	6,482	(2,022)	(31.2)%
Corporate and shared support services	(11,162)	(14,152)	2,990	21.1%
Total operating income (loss)	$3,158	$(1,258)	$4,416	351.0%

Interest expense, net	$(11,770)	$(10,067)	$(1,703)	(16.9)%
Loss on debt extinguishment	—	(3)	3	100.0%
Other (expense) income, net	(2,010)	266	(2,276)	(855.6)%
Loss before income taxes	$(10,622)	$(11,062)	$440	4.0%
Provision for income taxes	(504)	(1,072)	568	53.0%
Net loss	$(11,126)	$(12,134)	$1,008	8.3%

Revenues. Total revenues increased $4.0 million or 2.0% from the prior year quarter. IHT revenues increased by $3.7 million or 3.6% primarily due to an increase in U.S. revenue of $6.7 million driven by higher activity in nested and turnaround services, partially offset by lower Canada operations revenue of $3.0 million due to lower activity in nested and turnaround services. MS revenue increased by $0.3 million or 0.3%, comprised of a $2.3 million increase in U.S. operations due to higher turnaround activity and valve services, partially offset by a $1.2 million decrease in Canada operations due to less project work and a $0.8 million decrease in other international regions revenue caused by lower overall activity.

Operating income (loss). Overall operating income was $3.2 million in the current year quarter, a $4.4 million improvement compared to the prior year quarter. IHT operating income increased by $3.4 million or 53.8%, with the U.S. increasing by $4.7 million primarily due to higher gross margin and lower costs, partially offset by a decrease in operating income from Canada of $1.2 million driven mainly by lower revenue for the period. MS operating income decreased by $2.0 million or 31.2% as compared to the prior year quarter primarily due to a $2.2 million decrease in operating income from international regions and a $0.4 million decrease from Canada operations, driven mainly by lower revenue and project mix, partially offset by an increase in U.S. operating income of $0.6 million. Corporate operating loss decreased by $3.0 million due to lower professional fees and the reversal of a legal reserve in the current period as further described in Note 13 - Commitments and Contingencies.
For the three months ended September 30, 2024 and 2023, operating income (loss) includes net expenses (credits) totaling $1.3 million and $2.8 million, respectively, that we do not believe are indicative of our core operating activities, as detailed in the table below (in thousands):

	Three Months Ended September 30,
	2024	2023

Operating income (loss)	$3,158	$(1,258)
Professional fees and other	318	1,452
Legal costs (credits)	(1,975)	650
Severance charges, net	309	655
Total non-core items	(1,348)	2,757
Operating income, excluding non-core items	$1,810	$1,499
Excluding the impact of these identified non-core items in both periods, operating income increased by $0.3 million from $1.5 million in the three months ended September 30, 2023 to $1.8 million in the three months ended September 30, 2024. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense increased by $1.7 million compared to the prior year quarter. This was primarily attributable to increased interest rates on our various debt arrangements and higher debt balances.
Cash interest paid during the quarter ended September 30, 2024 and 2023 was $7.1 million and $5.0 million, respectively.
Other (expense) income, net. Overall change in other (expense) income is primarily due to the negative impact of a loss on foreign currency fluctuation of $2.9 million.

Taxes. The provision for income tax was $0.5 million on the pre-tax loss of $10.6 million in the current year quarter, compared to a $1.1 million income tax provision on a pre-tax loss of $11.1 million in the prior year quarter. The effective tax rate, inclusive of discrete items, was a provision of 4.7% for the three months ended September 30, 2024, compared to a provision of 9.7% for the three months ended September 30, 2023. The decrease in effective tax rate for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is due to the mix of pretax income in non-valuation allowance jurisdictions and pretax losses in valuation allowance jurisdictions, along with changes in valuation allowances in 2023. The impact is a larger decrease in income tax expense as compared to pretax income, resulting in a decrease of effective tax rate.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following is a comparison of our results of operations for the nine months ended September 30, 2024 to the nine months ended September 30, 2023 (in thousands).

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$320,286	$322,426	$(2,140)	(0.7)%
MS	318,690	326,058	(7,368)	(2.3)%
Total revenues	$638,976	$648,484	$(9,508)	(1.5)%
Operating income (loss):
IHT	$27,504	$17,683	$9,821	55.5%
MS	19,188	22,395	(3,207)	(14.3)%
Corporate and shared support services	(38,761)	(44,486)	5,725	12.9%
Total operating income (loss)	$7,931	$(4,408)	$12,339	279.9%

Interest expense, net	$(35,777)	$(43,499)	$7,722	17.8%
Loss on debt extinguishment	—	(1,585)	1,585	100.0%
Other (expense) income, net	(1,189)	914	(2,103)	(230.1)%
Loss before income taxes	$(29,035)	$(48,578)	$19,543	40.2%
Provision for income taxes	(2,049)	(4,020)	1,971	49.0%
Net loss	$(31,084)	$(52,598)	$21,514	40.9%

Revenues. Total revenues decreased $9.5 million or 1.5% from the prior year period. IHT segment year-to-date revenue decreased by $2.1 million or 0.7% compared to the prior year period, primarily driven by decreased call out and turnaround activities in Canada and other international regions of $10.5 million, partially offset by an increase in U.S. operations revenue of $8.4 million. MS segment revenue decreased by $7.4 million or 2.3% compared to the prior year period, mainly due to a $7.6 million decrease in Canada attributable to projects from the 2023 period that did not repeat in the 2024 period.

Operating income (loss). Overall operating income was $7.9 million in the 2024 period, a $12.3 million or 279.9% improvement as compared to an operating loss of $4.4 million in the prior year period. IHT operating income increased by $9.8 million or 55.5%, primarily driven by improved gross margins and lower costs. MS operating income decreased by $3.2 million or 14.3% as compared to the prior year period. MS operating income from other international operations and Canada decreased by $3.5 million and $2.5 million, respectively, primarily driven by lower year over year revenue due to projects from the prior year period that did not repeat in 2024. This decrease in operating income was partially offset by an increase in operating income from U.S. operations of $2.8 million driven by higher activity and improved margins. Corporate operating loss decreased by $5.7 million compared to the prior year period primarily due to lower professional fees and the reversal of a legal reserve in the current period as further described in Note 13 - Commitments and Contingencies.

For the nine months ended September 30, 2024 and 2023, operating income (loss) includes net expenses totaling $2.0 million and $7.8 million, respectively, that we do not believe are indicative of our core operating activities, as detailed in the table below (in thousands):

	Nine Months Ended September 30,
	2024	2023

Operating income (loss)	$7,931	$(4,408)
Professional fees and other	2,915	5,820
Legal costs (credits)	(1,852)	850
Severance charges, net	959	1,177
Total non-core expenses	2,022	7,847
Operating income, excluding non-core expenses	$9,953	$3,439
Excluding the impact of these identified non-core items in both periods, operating income increased by $6.5 million, from $3.4 million to $9.9 million. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense, net decreased by $7.7 million from the prior year period. The decrease was primarily attributable to the accelerated amortization of debt related deferred cost until June 16, 2023 which was not applicable during the current year period. This decrease was partially offset by higher interest expense on our various debt arrangements due to increased interest rates and higher debt balances.
Cash interest paid for the nine months ended September 30, 2024 and 2023 was $19.5 million and $14.5 million, respectively.
Other (expense) income, net. Overall change in other (expense) income, net is primarily due to the negative impact of loss on foreign currency fluctuations of $2.3 million.
Taxes. The provision for income tax was $2.0 million on the pre-tax loss of $29.0 million in the current year-to-date period compared to income tax expense of $4.0 million on the pre-tax loss of $48.6 million in the prior year-to-date period. The effective tax rate was a provision of 7.1% for the nine months ended September 30, 2024, compared to a provision of 8.3% for the nine months ended September 30, 2023. The effective tax rate differs from the prior year period due to changes in the valuation allowance.

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
We define adjusted net income (loss) and adjusted net income (loss) per share to exclude the following items: non-routine legal costs and settlements, non-routine professional fees, (gain) loss on debt extinguishment, severance charges, non-routine write-off of assets and certain other items that we believe are not indicative of core operating activities. Consolidated adjusted EBIT, as defined by us, excludes the costs excluded from adjusted net income (loss) as well as income tax expense (benefit), interest charges, foreign currency (gain) loss, pension credit, and items of other (income) expense. Consolidated adjusted EBITDA further excludes depreciation, amortization, and non-cash share-based compensation costs from consolidated adjusted EBIT. Segment adjusted EBIT is equal to segment operating income (loss) excluding costs associated with non-routine legal costs and settlements, non-routine professional fees, severance charges, and certain other items as determined by us. Segment adjusted EBITDA further excludes depreciation, amortization, and non-cash share-based compensation costs from segment adjusted EBIT. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures.
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
The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements on a consolidated and segmented basis:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted Net Loss:
Net loss	$(11,126)	$(12,134)	$(31,084)	$(52,598)
Professional fees and other[1]	318	1,452	2,915	5,820
Write-off of software cost	—	629	—	629
Legal costs (credits)[2]	(1,975)	650	(1,852)	850
Severance charges, net[3]	309	655	959	1,177
Loss on debt extinguishment	—	3	—	1,585
Tax impact of adjustments and other net tax items[4]	(64)	(37)	(202)	(122)
Adjusted Net Loss	$(12,538)	$(8,782)	$(29,264)	$(42,659)

Adjusted Net Loss per common share:
Basic and Diluted	$(2.84)	$(2.01)	$(6.62)	$(9.79)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(11,126)	$(12,134)	$(31,084)	$(52,598)
Provision for income taxes	504	1,072	2,049	4,020
Loss (gain) on equipment sale	(7)	10	11	(286)
Interest expense, net	11,770	10,067	35,777	43,499
Professional fees and other[1]	318	1,452	2,915	5,820
Write-off of software cost	—	629	—	629
Legal costs (credits)[2]	(1,975)	650	(1,852)	850
Severance charges, net[3]	309	655	959	1,177
Foreign currency loss (gain)	2,128	(742)	1,504	(776)
Pension credit[5]	(111)	(163)	(326)	(481)
Loss on debt extinguishment	—	3	—	1,585
Consolidated Adjusted EBIT	1,810	1,499	9,953	3,439
Depreciation and amortization
Amount included in operating expenses	3,429	3,613	10,520	11,026
Amount included in SG&A expenses	5,605	5,783	17,414	17,455
Total depreciation and amortization	9,034	9,396	27,934	28,481
Non-cash share-based compensation costs	467	232	1,744	859
Consolidated Adjusted EBITDA	$11,311	$11,127	$39,631	$32,779

Free Cash Flow:
Cash provided by (used in) operating activities	$5,609	$1,548	$1,143	$(22,069)
Capital expenditures	(1,695)	(2,360)	(7,454)	(7,433)
Free Cash Flow	$3,914	$(812)	$(6,311)	$(29,502)
____________________________________
1    For the three and nine months ended September 30, 2024, includes $0.3 million and $2.7 million, respectively, related to debt financing, and for the nine months ended September 30, 2024, includes $0.2 million related to support costs. For the three and nine months ended September 30, 2023, includes $1.5 million and $4.7 million, respectively, related to debt financing, and for the nine months ended September 30, 2023, $1.1 million related to lease extinguishment charges and other project costs.
2 Primarily relates to accrued legal matters and legal fees. Legal credits during the three and nine months ended September 30, 2024 relate to a $2.0 million reduction in the legal accrual. See Note 13 - Commitments and contingencies for additional information.
3 Represents customary severance costs associated with staff reductions.
4    Represents the tax effect of the adjustments.
5    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the cost of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date.

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Segment Adjusted EBIT and Adjusted EBITDA:

IHT
Operating income	$9,860	$6,412	$27,504	$17,683
Severance charges, net[1]	210	195	457	400
Professional fees and other[2]	—	—	40	828
Adjusted EBIT	10,070	6,607	28,001	18,911
Depreciation and amortization	2,928	3,148	8,935	9,390
Adjusted EBITDA	$12,998	$9,755	$36,936	$28,301

MS
Operating income	$4,460	$6,482	$19,188	$22,395
Severance charges, net[1]	92	287	466	595
Professional fees and other[2]	—	—	140	67
Legal costs	—	—	41	—
Adjusted EBIT	4,552	6,769	19,835	23,057
Depreciation and amortization	4,504	4,656	13,718	14,113
Adjusted EBITDA	$9,056	$11,425	$33,553	$37,170

Corporate and shared support services
Net loss	$(25,446)	$(25,028)	$(77,776)	$(92,676)
Provision for income taxes	504	1,072	2,049	4,020
Loss (gain) on equipment sale	(7)	10	11	(286)
Interest expense, net	11,770	10,067	35,777	43,499
Foreign currency loss (gain)	2,128	(742)	1,504	(776)
Pension credit[4]	(111)	(163)	(326)	(481)
Professional fees and other[2]	318	1,452	2,735	4,925
Write-off of software cost	—	629	—	629
Legal costs (credits)[3]	(1,975)	650	(1,893)	850
Severance charges, net[1]	7	173	36	182
Loss on debt extinguishment	—	3	—	1,585
Adjusted EBIT	(12,812)	(11,877)	(37,883)	(38,529)
Depreciation and amortization	1,602	1,592	5,281	4,978
Non-cash share-based compensation costs	467	232	1,744	859
Adjusted EBITDA	$(10,743)	$(10,053)	$(30,858)	$(32,692)
___________________
1    Represents customary severance costs associated with staff reductions.
2    For the three and nine months ended September 30, 2024, includes $0.3 million and $2.7 million, respectively, related to debt financing, and for the nine months ended September 30, 2024, includes $0.2 million related to support costs. For the three and nine months ended September 30, 2023, includes $1.5 million and $4.7 million, respectively, related to debt financing, and for the nine months ended September 30, 2023, $1.1 million related to lease extinguishment charges and other project costs.
3 Primarily relates to accrued legal matters and legal fees. Legal credits during the three and nine months ended September 30, 2024 relate to a $2.0 million reduction in the legal accrual. See Note 13 - Commitments and contingencies for additional information.
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
We closely monitor the amounts and timing of our sources and uses of funds. Our ability to maintain a sufficient level of liquidity to fund our operations and meet our financial obligations will be dependent upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. For example, the threat of recession and related economic repercussions could have a significant adverse effect on our financial position and business condition, as well as that of our customers and suppliers. Additionally, these events may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, service our indebtedness, maintain compliance with the financial covenants contained in our various credit agreements and affect our future need or ability to borrow under our 2022 ABL Credit Facility and our A&R Term Loan Credit Agreement. Our ability to access the capital markets will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. In addition, we may seek to engage in one or more of the following, such as refinancing and/or extending the maturities of all or part of our existing indebtedness, amend existing debt to gain additional flexibility, entering into a strategic partnership with one or more parties, or the sale or divestiture of assets, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through our operations, refinancing or strategic alternatives as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. In addition to impacting our current sources of funding, the effects of such events may also impact our liquidity or require us to revise our allocation or sources of capital, reduce capital expenditures, implement further cost reduction measures and/or change our business strategy. Political economic repercussions could also have a broad range of effects on our liquidity sources and will depend on future developments that cannot be predicted at this time.
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
•    seasonal fluctuations, such as severe weather and other variations in our customers’ industries that may impede or delay the timing of customer orders and the delivery of our services;
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
See Item 1A “Risk Factors” in our Annual Report on Form 10-K for additional information.

On September 30, 2024, we entered into Amendment No.5 to the 2022 ABL Credit Agreement. ABL Amendment No.5 amended the 2022 ABL Credit Agreement to, among other things, to:

(i) extend the scheduled maturity date from August 11, 2025 to September 30, 2027;

(ii) amend the applicable margin for Delayed Draw Term Loans from a flat rate of 10.00% for SOFR Loans (as defined in the 2022 ABL Credit Agreement) and 9.00% for Base Rate Loans (as defined in the 2022 ABL Credit Agreement) to a rate based on EBITDA ranging from 8.50% to 10.00% for SOFR Loans and 7.50% to 9.00% for Base Rate Loans;

(iii) amend the applicable margin for Revolving Credit Loans from a rate based on EBITDA ranging from 4.15% to 4.65% for SOFR Loans and 3.15% to 3.65% for Base Rate Loans to a rate based on both EBITDA and Average Historical Excess Availability (as defined in the 2022 ABL Credit Agreement) ranging from 3.50% to 4.25% for SOFR Loans and 2.50% to 3.25% for Base Rate Loans;

(iv) amend the applicable margin for ME/RE Loans from a flat rate of 5.75% for SOFR Loans to a flat rate of 5.00% for SOFR Loans;

(v) amend the definitions of “Borrowing Base” and “Consolidated Fixed Charge Coverage Ratio” as well as related definitions in order to expand availability under the Revolving Credit Facility (as defined in the 2022 ABL Credit Agreement); and
(vi) add a springing financial covenant requiring Excess Availability (as defined in the 2022 ABL Credit Agreement) to be above $7,500,000 only if the Consolidated Fixed Charge Coverage Ratio falls below 0.85x for twelve-month periods ending on or prior to December 31, 2024 and 1.00x for twelve month periods ending after December 31, 2024.

ABL Amendment No.5 significantly improved availability under our Revolving Credit Loans and as of September 30, 2024, we had approximately $28.0 million of borrowing capacity consisting of $18.0 million available under the Revolving Credit Loans, and $10.0 million available under the Incremental Term Loan. Our principal uses of cash are for working capital, capital expenditures, and operations.
As of September 30, 2024, we were in compliance with our debt covenants. Our ability to maintain compliance with the financial covenants contained in the 2022 ABL Credit Agreement and the A&R Term Loan Credit Agreement is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties.
As of November 8, 2024, we had consolidated cash and cash equivalents of $9.9 million, excluding $4.1 million of restricted cash used mainly as collateral for letters of credit and commercial card programs, and approximately $30.5 million of undrawn availability under our various credit facilities, resulting in total liquidity of $40.4 million.
Refer to Note 10 - Debt in this Quarterly Report on Form 10-Q and Note 11 - Debt in our Annual Report on Form 10-K for additional information on our debt instruments.
Cash and cash equivalents. Our cash and cash equivalents as of September 30, 2024 totaled $19.1 million, consisting of $14.9 million of unrestricted cash on hand, and $4.2 million of restricted cash. International cash balances as of September 30, 2024 were $6.2 million, and approximately $0.6 million of such cash is located in countries where currency or regulatory restrictions exist.
As of December 31, 2023, our cash and cash equivalents were $35.4 million, including $30.4 million of unrestricted cash on hand, and $5.0 million of restricted cash. International cash balances as of December 31, 2023 were $12.0 million, including $0.6 million of cash located in countries where currency or regulatory restrictions existed.
Our total debt and finance obligations were $321.2 million, of which $7.1 million was classified as current at September 30, 2024, compared to total debt of $311.4 million at December 31, 2023.

Cash Flows
The following table summarizes cash flows from Operating, Investing and Financing activities (in thousands):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2024	2023	Favorable (Unfavorable)
Operating activities	$1,143	$(22,069)	105%
Investing activities	(7,305)	(7,019)	(4)%
Financing activities	(9,927)	(7,395)	(34)%
Effect of exchange rate changes on cash	(251)	(109)	(130)%
Net change in cash and cash equivalents	$(16,340)	$(36,592)	55%

Cash flows attributable to our operating activities. For the nine months ended September 30, 2024, net cash provided by operating activities was $1.1 million, an improvement of $23.2 million as compared to net cash used in operating activities of $22.1 million in the 2023 period. Our improvement in net cash provided by operating activities was driven by reduced net loss due to improved operating income, and lower negative working capital impacts of $14.5 million primarily attributable to an increase in accounts receivable and lower accrued liabilities, partially offset by an increase in accounts payable. Our net cash provided by operating activities were further impacted by amortization of debt issuance costs of $4.7 million, depreciation and amortization of $27.9 million, and PIK interest of $11.0 million.
For the nine months ended September 30, 2023, net cash used in operating activities was $22.1 million. Our net cash used in operating activities was driven by our net loss for the period, which totaled $52.6 million, and negative working capital impacts of $26.2 million, partially offset by amortization of debt issuance costs of $16.9 million, depreciation and amortization of $28.5 million, and PIK interest of $10.9 million.
Cash flows attributable to our investing activities. For the nine months ended September 30, 2024, net cash used in investing activities was $7.3 million, consisting of capital expenditures of $7.4 million, partially offset by cash proceeds from asset sales of $0.1 million.
For the nine months ended September 30, 2023, net cash used in investing activities was $7.0 million, consisting primarily of capital expenditures of $7.4 million, partially offset by $0.4 million of cash proceeds from asset sales.
Cash flows attributable to our financing activities. For the nine months ended September 30, 2024, net cash used in financing activities was $9.9 million, consisting primarily of payment of debt issuance costs of $7.4 million, principal payments under the ME/RE loans of $2.1 million, and principal payments under the Incremental Term Loan of $1.1 million, partially offset by net borrowings under equipment finance loan of $1.9 million.
For the nine months ended September 30, 2023, net cash used in financing activities was $7.4 million, consisting primarily of net borrowings under our 2022 ABL Credit Facility of $11.0 million, borrowings under ME/RE loans of $27.4 million and borrowings under the Incremental Term Loan of $42.5 million, offset by the payoff of the APSC Term Loan of $37.1 million, payoff of the 5.00% Convertible Senior Notes of $41.2 million and payment of debt issuance cost of $8.4 million.
Effect of exchange rate changes on cash and cash equivalents. For the nine months ended September 30, 2024 and 2023, the effect of foreign exchange rate changes on cash was negative $0.3 million and negative $0.1 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in U.S. Dollar exchange rate against the Canadian Dollar, the Euro, the British Pound, the Australian Dollar and Mexican Peso.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. See Note 10 - Debt in this Quarterly Report on Form 10-Q and Note 11 - Debt in our Annual Report on Form 10-K for additional details of our off-balance sheet arrangements.
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item 3.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the CEO and CFO have concluded as of September 30, 2024, that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the requisite time periods.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2024.

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

Insider Trading Arrangements. During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” (each as defined in Item 408(a) of Regulation S-K under the Exchange Act).

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

10.1*
Amendment No. 2 to Amended and Restated Term Loan Credit Agreement, dated as of September 30, 2024, by and among Team, Inc., as Borrower, the lenders party thereto, the guarantors party thereto and Cantor Fitzgerald Securities, as Agent (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on October 1, 2024, incorporated by reference herein).

10.2*
Amendment No. 5 to Credit Agreement, dated as of September 30, 2024, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital LLC. as Agent (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on October 1, 2024, incorporated by reference herein).

10.3*	Amended and Restated Substitute Insurance Reimbursement Facility Agreement, dated as of September 16, 2024, by and between 1970 Group, Inc. and Team, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*
Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. The Company will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the SEC or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: November 12, 2024	/S/ Keith D. Tucker
Keith D. Tucker Chief Executive Officer (Principal Executive Officer)

/S/ Nelson M. Haight
Nelson M. Haight Chief Financial Officer (Principal Financial Officer)

/S/ Matthew E. Acosta
Matthew E. Acosta Vice President, Chief Accounting Officer (Principal Accounting Officer)