Form 10-K
period 2024-12-31
TEAM INC
filed 2025-03-19
CIK 318833

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates on June 30, 2024 was approximately $20.2 million, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $8.88.
For purposes for the foregoing calculation only, all directors, executive officers, the Team, Inc. Salary Deferral Plan and Trust and known 10% or greater beneficial owners have been deemed affiliates.
The Registrant had 4,493,391 shares of common stock, par value $0.30, outstanding as of March 17, 2025.
Documents Incorporated by Reference
Portions of our Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Table of Content

ANNUAL REPORT ON FORM 10-K INDEX

Table of Content

Certain items required in Part III of this Annual Report on Form 10-K can be found in our 2025 Proxy Statement and are incorporated herein by reference. A copy of the 2025 Proxy Statement will be provided, without charge, to any person who receives a copy of this Annual Report on Form 10-K and submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas 77478.
PART I
CAUTIONARY STATEMENT FOR THE PURPOSE OF
SAFE HARBOR PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf in other materials we release to the public including all statements, other than statements of historical facts, included or incorporated by reference in this Annual Report on Form 10-K, that address activities, events or developments which we expect or anticipate will or may occur in the future. You can generally identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “will,” “could,” “should,” “may” and similar expressions.
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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, risks related to:
•our ability to generate sufficient cash from operations, access our credit facilities or amounts available under our term loans to support our operations, or maintain our compliance with covenants under our debt arrangements;
•our ability to manage inflationary pressures in our operating costs;
•negative market conditions, including domestic and global inflationary pressures, impact of tariffs, future economic uncertainties, and impacts from epidemics and pandemics, particularly in industries in which we are heavily dependent;
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
•our ability to maintain compliance with the New York Stock Exchange’s (“NYSE”) continued listing requirements and rules, and the risk that the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our shareholders’ ability to sell our common stock in the event we are unable to list our common stock on another exchange;
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
ITEM 1.    BUSINESS
General Development of Business
Introduction. Unless otherwise indicated, the terms “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to either Team, Inc., to one or more of our consolidated subsidiaries, or to all of them taken as a whole. Our stock is traded on the NYSE under the symbol “TISI”.
We are a global, leading provider of specialty industrial services offering customers access to a full suite of conventional, specialized, and proprietary mechanical, heat-treating, and inspection services. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our customers’ most critical assets. We conduct operations in two segments: Inspection and Heat Treating (“IHT”) and Mechanical Services (“MS”). Through the capabilities and resources in these two segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the customer’s election. In addition, we are capable of escalating with the customer’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide these services in three distinct customer demand profiles: (i) turnaround or project services, (ii) call-out services, and (iii) nested or run-and-maintain services.
IHT provides conventional and advanced non-destructive testing services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (onstream), during facility turnarounds or during new construction or expansion activities. In addition, IHT provides comprehensive non-destructive testing services and metallurgical and chemical processing services to the aerospace and other industries covering a range of components including finished machined and in-service components. IHT also provides advanced digital imaging including remote digital video imaging.
MS provides solutions designed to serve customers’ unique needs during both the operational (onstream) and off-line states of their assets. Our onstream services include our range of standard to custom-engineered leak repair and composite solutions; emissions control and compliance; hot tapping and line stopping; and online valve insertion solutions, which are delivered while assets are in an operational condition, which maximizes customer production time. Asset shutdowns can be planned, such as a turnaround maintenance event, or unplanned, such as those due to component failure or equipment breakdowns. Our specialty maintenance, turnaround and outage services are designed to minimize customer downtime and are primarily delivered while assets are off-line, often through the use of cross-certified technicians, whose multi-craft capabilities deliver the production needed to achieve tight time schedules. These critical services include on-site field machining; bolted-joint integrity; vapor barrier plug testing; and valve management solutions.
We market our services to companies in a diverse array of heavy industries which include:
•Energy (refining, power, renewables, nuclear, offshore oil and gas, and liquefied natural gas);
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, automotive and mining);
•Midstream (valves, terminals and storage, and pipeline);
•Infrastructure (construction and building, roads, dams, amusement parks, bridges, ports, and railways); and
•Aerospace and Defense.

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
•Eddy Current Testing.
•Long-Range Guided Ultrasonics.
•Phased Array Ultrasonic Testing.
•Terminals and Storage Inspection and Management Programs.
•Rope Access.
•Mechanical Integrity Services.
•Pipeline Integrity Services.
•Heat Treating Services.
Mechanical Services Segment:
MS provides onstream services engineered to keep customer assets on-line and producing, and specialty maintenance, turnaround and outage services, which are performed while assets are off-line, and are designed to reduce customer downtime. Core MS services listed below are delivered in on-call, project-managed, and full-time nested capacities.
•Leak Repair Services.
•Engineered Composite Repair.
•Emissions Control/Compliance Services.
•Hot Tapping Services.
•Valve Insertion Services.
•Field Machining Services.
•Bolted Joint Integrity Services.
•Vapor Barrier Plug and Weld Testing Services.
•Valve Management Solutions.
Marketing, Customers and Competition
Our industrial services are marketed principally by personnel based at our service locations. We believe that these service locations are situated to facilitate timely responses to customer needs with on-call expertise, which is an important feature of selling and providing our services. The capacity and capability scope of our discrete and integrated services also allows us to benefit from the procurement trends of many of our customers who are seeking to reduce the number of contractors and vendors

Table of Content

in their facilities, as well as to outsource more of such services. No single customer accounted for 10% or more of consolidated revenues during the years ended December 31, 2024 and 2023, respectively.
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
Compliance with Government Regulations
A significant portion of our business activities are subject to foreign, federal, state and local laws and regulations. These regulations are administered by various foreign, federal, state and local health and safety and environmental agencies and authorities, including Occupational Safety and Health Administration (“OSHA”) of the U.S. Department of Labor and the U.S. Environmental Protection Agency (the “EPA”). Failure to comply with these laws and regulations may involve civil and criminal liability. From time to time, we are also subject to a wide range of reporting requirements, certifications and compliance as prescribed by various federal and state governmental agencies that include, but are not limited to, the EPA, the Nuclear Regulatory Commission, OSHA, the Department of Transportation and the Federal Aviation Administration. Also, many states where we operate regulate health, safety and environmental activities, such as California OSHA and the Texas Commission on Environmental Quality. Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect that compliance with such laws and regulations will require us to make material expenditures.
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
Human Capital

Table of Content

Due to the seasonal nature of our business, our employee headcount varies during the year. During 2024, we averaged approximately 5,400 employees, with approximately 4,100 employed in the United States and 1,300 internationally. Human capital management, combined with our core values and talent management initiatives, is a key driver of our employee retention program. We invest in our talent by providing our employees with targeted training, mentoring and career development opportunities, all of which enable us to hire and retain skilled, high-performing employees. We work to prioritize our safety-first culture and our diversity and inclusion initiatives, and we seek to retain employees through our employee engagement efforts and our competitive compensation and benefits packages.
Business ethics and core values
Our core values anchor every aspect of our business in a set of commonly held beliefs and commitments. They represent what we stand for, the values our employees embody, what our customers can expect in the delivery of our services and what our services and products contribute to the market. These statements are deeply ingrained in our culture, guiding employee behavior and our decisions and actions.
•Safety First/Quality Always – In everything we do;
•Integrity – Uncompromising standards of integrity and ethical conduct;
•Service Leadership – Leading service quality, professionalism and responsiveness;
•Innovation – Supporting continuous growth and improvement;
•Pride and Respect – For our customers, for each other and for all of our stakeholders; and
•Teamwork – Global teamwork and collaboration.
Diversity and inclusion
We believe that a diverse, inclusive and engaged workforce is critical to our success, and we work hard to create an environment where our employees feel valued, engaged and inspired to do their best work. We are proud that a diverse group of people from a variety of backgrounds, religions, nationalities, gender identity, sexual orientations and races make up our team. It continues to be our goal to create an inclusive environment and eliminate bias wherever it exists through strategic employee-engaged initiatives.
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
As part of our university recruiting efforts, we have developed diversity focused strategies through collaboration with the career centers at the universities where we recruit. We seek to recruit the most qualified candidates, including by recruiting from a broad range of places.
Health, safety and training
We have “12 Life Saving Rules” across our organization to further enhance our safety focused culture. The 12 Life Saving Rules (the “LSRs”) are clear and simple rules designed to address those activities that potentially place Team employees at risk. The LSRs include six behaviors that are always enforced and six behaviors that are never allowed. All Team employees complete online training covering all of the LSRs and expectations and must acknowledge that they have read them. The rules are posted internally, communicated throughout our organization through safety bulletins, and are printed in multiple languages. In 2022 Team established our Hand Safety Rules. The intent of the Hand Safety Rules is to define the specific high hazard tasks where the potential for hand injuries is most common. The Hand Safety Rules focus on types of hand hazards, hand placement, equipment guarding, and when to stop the job and reassess potential hazards.

We have several online training and distance learning classes as part of our curriculum to help meet the needs of a rapidly changing workplace environment. These are administered and tracked globally though our Learning Management System. In addition, Team Stress and Anxiety Management Program (“STAMP”) provides several tools and resources to help employees effectively manage stress and prevent depression and other mental illnesses. STAMP provides informative live sessions

Table of Content

covering various mental health topics such as mindfulness, post-traumatic stress disorder (PTSD) and resiliency. We coordinate this program with our Employee Assistance Program that offers mental health and depression benefits for our employees and their families. STAMP has received much praise and support from our employees, their families and our customers.

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
Employee engagement
Periodically, our employees participate in engagement surveys, which provide us with valuable insight as we seek to improve our overall employee engagement and satisfaction. Acting upon employee feedback generated from our surveys, we review our regional health benefits, communication strategy and training efforts on an ongoing basis. We believe the significant response rates to our surveys are indicative of the intensity of our employee’s connection to our organization, marked by a committed effort to achieve goals in environments that support productivity and maintain personal well-being. In 2023, we celebrated Team’s 50th anniversary. We held employee celebrations across the globe, commemorated the milestone with a signature gift for all employees and presented a 50th anniversary video showcasing our employees and highlighting some of Team’s most significant accomplishments over the years. Additionally in 2024, we continued our focus on regular communications with our employees, which included global town hall meetings and the monthly CEO Connection newsletters.
Wages and benefits
Across the globe, we strive to provide our employees with competitive wages, salaries and benefits based upon employee skills, experience and job levels. Additionally, we provide employees with a comprehensive set of benefits, including health and welfare benefits, wellness benefits, employee assistance plans, defined contribution and defined benefit retirement benefits (United Kingdom employees only), paid time off, educational support and a variety of other ancillary employee benefits.
Environmental, social and governance
General ESG approach
We strive to promote and support business practices that are environmentally sustainable, socially conscious, and aligned with strong corporate governance practices. We are committed to conducting our business in a manner that protects the environment and the health and safety of our employees, our customers, our suppliers and contractors and the general public. We provide training to support career growth opportunities for our diverse team of employees and actively contribute to the local communities in which we operate. We strive to be an industry leader in the fields of health, safety and environmental management and work with government organizations and industry organizations in support of laws, regulations, standards and other programs that safeguard the workplace and our environment. To meet this commitment, we maintain management systems designed to ensure compliance with all applicable laws, regulations and internal requirements, as well as to facilitate the continuous improvement of our processes, products, and personnel.
Many of our services, including our inspection, emissions monitoring and leak repair services, are crucial in assisting our customers to identify, assess and reduce their carbon and greenhouse gas emissions. We provide inspection, condition assessment, maintenance and repair services and support our customers’ diversification efforts into sources of renewable energy. We work closely with our customers across the world to assist them in meeting their environmental sustainability goals.
We sponsor and support numerous charitable organizations and encourage our employees to donate their time and financial support to serving the needs of their communities. These contributions help to support the work of nonprofit organizations of all sizes, working in areas such as disability services and support, disaster response, and hunger prevention around the globe.
Our Company management is responsible for the day-to-day operation of ESG matters. Our General Counsel & Secretary, who reports directly to our CEO, has general oversight responsibility with respect to matters of sustainability and social responsibility and is the executive sponsor of our ESG Council. Under its charter, the ESG Council, which is a management committee formed to assist our General Counsel & Secretary in oversight responsibilities, is responsible for recommending our ESG objectives, monitoring the implementation and performance of our ESG objectives, overseeing the progress made against our social and environmental goals and reporting on our ESG performance. At the Board level, our Corporate Governance and Nominating Committee has responsibility for maintaining oversight over Team’s corporate governance principles and corporate social responsibility and sustainability matters, including our public reporting on corporate

Table of Content

social responsibility and sustainability. The Corporate Governance and Nominating Committee receives regular updates from our ESG Council regarding the considerations and actions taken by us with respect to ESG.
APSC Board Rights
On November 1, 2022, we entered into the Board Rights Agreement (the “APSC Board Rights Agreement”) with Atlantic Park Strategic Capital Fund, L.P. (“APSC”), pursuant to which APSC, acting as investor representative on behalf of itself and its affiliates (together with APSC, the “APSC Investors”) that beneficially own our common stock (inclusive of the APSC Warrants), may, subject to common stock ownership thresholds and other terms provided in the APSC Board Rights Agreement, designate an individual to serve as a non-voting observer at all meetings of our Board of Directors (the “Board”) and nominate an individual designated by APSC to serve on the Board (the “APSC Investor Director”). The right to nominate the APSC Investor Director is subject to certain qualification requirements and the discretion of our Corporate Governance and Nominating Committee under limited circumstances. The APSC Investors’ rights under the APSC Board Rights Agreement are a continuation of existing rights under a prior term loan credit agreement dated December 18, 2020 and a prior commitment letter dated as of November 9, 2021 (the “2021 Commitment Letter”) by and among us, APSC and Corre Partners Management, LLC (“Corre”).
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
Corre Board Rights
Corre was previously granted certain board nomination and observer rights pursuant to the 2021 Commitment Letter and a prior credit agreement dated November 9, 2021. On June 16, 2023, in connection with, and effective upon, the consummation of the transactions contemplated by the A&R Term Loan Credit Agreement and ABL Amendment No. 3 (as defined below), we, Corre and the other parties thereto, entered into a new Board Rights Agreement (the “Corre Board Rights Agreement”), pursuant to which Corre, acting on behalf of itself and its affiliates (together with Corre, the “Corre Investors”) that beneficially own our common stock (inclusive of the Corre Warrants), may, subject to common stock ownership thresholds and/or indebtedness and commitment thresholds and other terms provided in the Corre Board Rights Agreement, designate an individual to serve as a non-voting observer at all meetings of the Board, nominate one individual to serve as Chairman of the Board (the “Chairperson”), and nominate two additional individuals to serve on the Board (such individuals, together with the Chairperson, the “Corre Investor Directors”). The right to nominate the Corre Investor Directors is subject to certain qualification requirements and the discretion of our Corporate Governance and Nominating Committee under limited circumstances.
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
•require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements; and
•create a competitive disadvantage by reducing our flexibility in responding to increased competition from competitors who hold a lower level on indebtedness.
Our ability to meet expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our debt, sell assets, borrow more money or raise additional equity capital.
Disclosure of our debt instruments appears under Note 11 – Debt of the consolidated financial statements.
Our ability to maintain compliance with the financial covenants pursuant to the debt instruments we are party to is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. Additionally, these risks and uncertainties may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our credit agreements. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy.
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
Our largest shareholder (Corre and certain of its affiliates) owns a meaningful percentage of our outstanding equity securities, which could limit the ability of other shareholders to influence corporate matters. As of March 17, 2025, Corre and certain of its affiliates beneficially owned approximately 41.2% of the total voting power held by shareholders of our outstanding common stock (including common stock issued pursuant to the common stock subscription agreement with certain Corre holders and shares issuable upon exercise, subject to beneficial ownership limitation, of certain Warrants, as defined below, held by our largest shareholder in each case). As a result, this shareholder may be able to exert influence over our management, business plans and policies, as well as matters submitted to our stockholders for approval, such as the selection of directors and amendments of our organizational documents. This concentrated ownership could limit the ability of the remaining shareholders to influence corporate matters, and the interests of the large shareholder may not coincide with our interests or the interests of the remaining shareholders.

Risks Related to Our Operations

If we are not able to implement commercially competitive services in a timely manner in response to changes in the market, customer requirements, competitive pressures and technology trends, our business and results of operations could be materially and adversely affected. Competition can place downward pressure on our prices and profitability. Our share of the market for our services is characterized by continual technological developments to provide better and more cost-effective services. If we are not able to implement commercially competitive services and products in a timely manner in response to changes in the market, customer requirements, competitive pressures, inflationary pressures and technology trends, our business and results of operations could be materially and adversely affected. Likewise, if our proprietary technologies, equipment, facilities, or work processes become obsolete, we may no longer be competitive, and our business and results of operations could be materially and adversely affected.
No assurances can be made that we will be successful in hiring or retaining members of a skilled technical workforce. We have a skilled technical workforce and an industry recognized technician training program for each of our service lines that prepares new employees as well as further trains our existing employees. The competition for these individuals is intense. The failure to retain these individuals, or failure to attract new employees, could adversely affect our ability to perform our obligations on our customers’ projects or maintenance and consequently could negatively impact our ability to meet the demand for our products and services.
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
Our business depends upon the maintenance of our proprietary technologies and information. We depend on our proprietary technologies and information, many of which are no longer subject to patent protection. We regularly enter into confidentiality agreements with our key employees, customers, potential customers and other third parties and limit access to and distribution of our trade secrets and other proprietary information. However, these measures may not be adequate to prevent misappropriation of our technologies or to ensure that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. In addition, because we operate worldwide, the laws of other countries in which we operate may not protect our proprietary rights to the same extent as the laws of the United States. We are also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights.
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
Improvements in operating results from expected savings in operating costs from workforce reductions and other cost saving and business improvement initiatives may not be realized, may take longer to be realized, or could be realized only for a limited period. Since January 2021, we have implemented a new strategic organizational structure and reduced our operating costs through headcount reductions and other steps to better position ourselves to deliver improved margins and cash flow from operations and to continue service diversification and enhance customer value. These organizational changes resulted in restructuring charges and other cost-saving opportunities. However, to implement this or any other future cost savings or business improvement initiatives, we expect to incur additional expenses, which could adversely impact our financial results prior to the realization of the expected benefits associated with the initiatives. Due to numerous factors or future developments, we may not achieve cost reductions or other business improvements consistent with our expectations or the benefits may be delayed. These factors or future developments could include (i) the incurrence of higher than expected costs or delays in reassigning and retraining remaining employees or outsourcing or eliminating duties and functions of eliminated employees, (ii) unanticipated delays in discharging employees in eliminated positions as a result of regulatory or legal limitations on employee terminations in certain jurisdictions, (iii) actual savings differing from anticipated cost savings, (iv) anticipated benefits from business improvement initiatives not materializing and (v) disruptions to normal operations or other unintended adverse impacts resulting from the initiatives, including negatively impacting our ability to grow our business.
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
We may experience inflationary pressures in our operating costs and cost overruns on our projects. A small portion of our customers are serviced under fixed price contracts or contracts including a combination of fixed and variable elements, where we bear a portion of the risk for cost overruns. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of subcontractors, materials and other exigencies of our services. Our profitability for these contracts depends heavily on our ability to make accurate estimates. Inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, trade disputes and tariffs, currency fluctuations, inflation pressures or our suppliers’ or subcontractors’ inability to perform could result in substantial losses, as such changes adversely affect the revenues and profitability recognized on each project. Current and future inflationary volatility driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies as well as geopolitical conflicts such as the ongoing military conflict between Russia and Ukraine and in the Middle East, and other geopolitical issues impacting global trade could further impact our ability to make accurate estimates, which could have an adverse impact on our business, cash flows and profitability.
Increasing scrutiny and changing expectations from investors, customers and other market participants with respect to sustainability or environmental, social and governance (“ESG”) matters may impose additional costs on us or expose us to reputational or other risks. Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies, initiatives and activities by investors, lenders, regulators, customers and other market participants. While we have policies and initiatives in place related to our ESG practices, the recent increased focus on ESG matters may impact our access to capital, as investors and lenders may reconsider their capital investment allocation as a result of their assessment of our ESG practices. Our ESG initiatives, intentions and expectations are subject to change and there can be no assurance that our ESG policies and procedures will continue. Further, regulatory requirements related to ESG continue to evolve and may increase our costs of compliance. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters as they continue to evolve or if we are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a regulatory or legal requirement to do so, we may be exposed to the risk of investigation, inquiry, or legal challenges or suffer reputational damage.
While we may create and publish voluntary disclosures regarding ESG matters from time to time, we could be criticized for the accuracy, adequacy or completeness of the disclosure related to our ESG-related practices and initiatives, commitments and goals, and progress toward those goals. Certain statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and lack of an established, single approach to identifying, measuring and reporting on many ESG issues. If our ESG-related data, processes or reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG-related goals on a timely basis, or at all, our reputation could be adversely affected.
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
Risks Related to Market Conditions
Demand for our services is sensitive to oil and gas prices, global oil supply and other factors which impact our customer’s current and future spending levels. Global oil and gas supply and demand are impacted by several factors including global economic conditions, geopolitical events, widespread public health crises, epidemics and pandemics, and domestic and global inflationary pressures which may reduce the availability of liquidity and credit and, in many cases, reduce demand for our customers’ products. Disruptions or volatility in these markets could also adversely affect our customers’ decisions to fund ongoing maintenance and new capital projects, resulting in contract cancellations or suspensions, capital project delays, repurposing of infrastructure, and infrastructure closures. These factors may also adversely affect our ability to collect payment for work we have previously performed. Such disruptions, should they occur, could materially impact our results of operations, financial position, credit capacity or cash flows.
Extended periods of low prices for crude oil can have a material adverse impact on our results of operations, financial condition, and liquidity. While we continue our efforts to expand our market presence in the areas of aerospace and defense, renewable energy, construction, chemical processing, manufacturing, power generation, and public infrastructure, among other industries, economic downturns within the oil and gas industry including falling crude oil prices, have resulted in, and could in the future, result in reduced demand for our services.
Our revenues are heavily dependent on certain industries. Sales of our services are dependent on customers in certain industries, particularly the refining and petrochemical industries. As we have experienced in the past, and as we expect to occur in the future, downturns characterized by diminished demand for services in these industries as well as potential changes due to consolidation or changes in customer businesses or governmental regulations, could have a material impact on our results of operations, financial position or cash flows. Certain industries and customers have employees represented by unions and could be subject to temporary work stoppages which could impact our activity level.
We sell our services in highly competitive markets, which can limit our ability to increase prices and maintain or increase the market share of our services. Our competition generally stems from other outside service contractors, many of whom offer similar services. Future economic uncertainty could generally reduce demand for industrial services and thus create a more competitive bidding environment for new and existing work. No assurances can be made that we will continue to maintain our pricing model or increase our market share or profitability.
Our ongoing investments in new customer markets involve significant risks, could disrupt our current operations and may not produce the long-term benefits that we expect. Our ability to compete successfully in new customer markets depends on our ability to continue to deliver innovative, relevant and useful services to our customers in a timely manner. As a result, we have invested, and expect to continue to invest, resources in developing products and services to market to new customers. Such investments may not prioritize short-term financial results and may involve significant risks and uncertainties, including encountering new, well-established competitors. We may fail to generate sufficient revenue, operating margin or other value to justify our investments in such new customer markets, thereby harming our ability to generate revenue.
We may not be able to maintain compliance with the NYSE’s continued listing requirements and rules, and the NYSE may delist our common stock, which could negatively affect the Company, the price of our common stock and our shareholders’ ability to sell our common stock. The NYSE has several listing requirements set forth in the NYSE Listed Company Manual. Section 802.01B of the NYSE Listed Company Manual requires that either our average global market capitalization (inclusive of common and preferred equity) or our total shareholders’ equity exceed $50.0 million.
On March 14, 2024, the Company received a written notice (the “Written Notice”) from the NYSE that the Company was not in compliance with the continued listing standards set forth in Rule 802.01B of the NYSE Listed Company Manual because its average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, its last reported shareholders’ equity was less than $50.0 million. As required by the NYSE, the Company timely notified the NYSE of its intent to cure the deficiency and restore its compliance with the NYSE continued listing standards. On April 29, 2024, in accordance with applicable NYSE procedures, the Company submitted a plan (the “Plan”) advising the NYSE of the definitive actions the Company has taken, and is taking, that would bring it into compliance with the minimum global market capitalization listing standard within 12 months of receipt of the Written Notice. The NYSE accepted the Plan, and the Company’s common stock continued to be listed and traded on the NYSE during the 12-month period beginning March 14, 2024, subject to the Company’s compliance with other NYSE continued listing standards and continued periodic review by the NYSE of the Company’s progress with respect to the Plan. The Written Notice had no immediate impact on the listing of the Company’s common stock, which continued to trade on the NYSE during the applicable cure period and did not result in a default under the Company’s material debt or other agreements.

On March 14, 2025, we received notice from the NYSE that we had regained compliance with the NYSE listing standards. There is no assurance that we will remain in compliance with Section 802.01B or other NYSE continued listing standards in the future. If we are unable to list our common stock on an alternate exchange, a delisting of our common stock from the NYSE could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, our employees, and parties conducting business with us.
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
The Organization for Economic Co-operation and Development (the “OECD”), an international association comprised of 38 countries, including the United States, has issued proposals that change long-standing tax principles including on a global minimum tax initiative. On December 12, 2022, the European Union member states agreed to implement the OECD’s Base Erosion and Profit Shifting (BEPS) 2.0 Pillar Two global corporate minimum tax rate of 15% on companies with revenues over a specific threshold, which was scheduled to go into effect in 2024. To date, various jurisdictions have enacted, or are in the process of enacting, legislation on these rules, and the OECD continues to release additional guidance. While it is uncertain whether the U.S. will enact legislation to adopt the minimum tax directive, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement the minimum tax directive. Further, the OECD issued administrative guidance providing transition and safe harbor rules that could delay the impact of the minimum tax directive. We will continue to monitor the implementation of these rules by the countries in which we operate.
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
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited. Our ability to use our net operating losses and other tax attributes would be substantially limited if we experience an “ownership change,” as such term is defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). A company generally experiences an ownership change if the percentage of the value of its stock owned by certain “5-percent shareholders,” as such term is defined in Section 382 of the Code, increases by more than 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use net operating losses to reduce future taxable income and liabilities may also be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future. Notwithstanding the foregoing, it is possible that we will not generate taxable income in time to use such net operating losses before their expiration, or at all.
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
Our business is subject to risks arising from climate change, including climate change legislation or regulations restricting emissions of greenhouse gases, changes in consumer preferences and technology and physical impacts of climate change, all of which could have a negative impact on our business and results of operations. There has been an increased focus on climate change in response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the U.S. and other parts of the world that are focused on restricting the emission of greenhouse gases and enhancing greenhouse gas emissions disclosure requirements, including increased fuel efficiency standards, carbon taxes or cap and trade systems, restrictive permitting and incentives for renewable energy. The adoption of new or more stringent legislation or regulatory programs limiting greenhouse gas emissions from customers, particularly those in refining and petrochemical industries, for whom we provide inspection, repair and maintenance services, or reducing the demand for those customers’ products, could in turn affect demand for our products and services. Similarly, changing consumer preferences for goods or services relating to alternative sources of energy or emissions reductions and technological advances in fuel economy and energy generation devices or other technological advances could materially affect our customers, which in turn could negatively impact demand for our services and adversely affect our results of operations, financial condition, and liquidity. Additionally, some of our customers are modifying their plants and facilities and may adopt new technology in efforts to align their operations and products with the energy transition, but there is no assurance that such modified facilities or technological advancements will require the same level of services and products that we currently provide. In addition, our manufacturing centers use electricity generated by burning fossil fuels, which releases carbon dioxide. Increased energy or compliance costs and expenses as a result of any increased legal or regulatory requirements to limit and/or track greenhouse gas emissions may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products.
Scientists have concluded that increasing greenhouse gas concentrations in the atmosphere may produce physical effects of climate change, such as increased severity and frequency of storms, droughts, floods and other climate events. Such climate events have the potential to adversely affect our operations or those of our customers or suppliers, including by damaging our manufacturing facilities, disrupting our supply chain and causing our suppliers to incur significant costs in responding to such impacts, which in turn could have a negative effect on us, including by adversely impacting our results of operations, financial condition and cash flows. Such events, if increasing in their severity and frequency, may also adversely affect our ability to insure against the risks associated with such events, thus leading to greater financial risk for us in the conduct of our operations against the backdrop of such events.
We are subject to privacy and data security/protection laws in the jurisdictions in which we operate and may be exposed to substantial costs and liabilities associated with such laws and regulations. The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes, which could have a material adverse effect on our financial condition and results of operations. In addition, the payment of potentially significant fines or penalties in the event of a breach or other privacy and information security laws, as well as the negative publicity associated with such a breach, could damage our reputation and adversely impact demand for our services and customer relationships.
Risks Related to Legal Liability
Our insurance coverage will not fully indemnify us against certain claims or losses. Further, our insurance has limits and exclusions and not all losses or claims are insured. We perform services in hazardous environments on or around high-pressure, high temperature systems and our employees are exposed to a number of hazards, including exposure to hazardous materials, explosion hazards and fire hazards. Incidents that occur at these large industrial facilities or systems, regardless of fault, may be catastrophic and adversely impact our employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. We maintain limited insurance coverage against these and other risks associated with our business. Our contracts typically require us to name a customer as an additional insured under our insurance policies and indemnify our customers for injury, damage or loss arising out of our presence at our customers’ location, regardless of fault, or the performance of our services and provide for warranties for materials and workmanship. We maintain a $6.0 million retention for indemnity coverage. This insurance may not protect us against liability for certain events, including events involving pollution, product or professional liability, losses resulting from business interruption or acts of terrorism or damages from our breach of contract. We cannot assure you that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, in the future, due to evolving market conditions, our higher risk profile due to the nature of our operations and claims history, and expected impact on pricing, we cannot assure that we will be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our results of operations, financial position or cash flows.
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
In managing material risks from cybersecurity threats, we require that a security and technical architecture review is conducted for all new software and applications, and for all changes to the underlying IT infrastructure that manages, processes, stores, or transmits our data or data of our customers, vendors, suppliers, joint ventures, or employees. Any deviations from our IT security policies and standards are assessed by our IT security team. Any critical and high-risk levels are identified, documented, addressed and reported to relevant key stakeholders.
We have established an Incident Response Plan that defines and documents procedures for assessing, identifying, and managing a cybersecurity incident. This plan requires the IT Security Manager to determine whether a cybersecurity incident has occurred and to communicate such findings to the Incident Response Team. The IT Security Manager is responsible for communicating incidents to the Vice President - IT and the other members of management as appropriate. If a cybersecurity incident is determined to be material by our management team, they would notify the Board.
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
Third Party Security Experts
We engage third party security experts for cyber security assessments, penetration tests and program enhancements, including vulnerability assessments, security framework maturity assessments and identification of areas for continued focus and improvement. In addition, our third-party experts work with us to conduct cybersecurity tabletop exercises and internal phishing awareness campaigns. We use the findings of these exercises to improve our practices, training, procedures, and technologies. We also engage third party security experts to support our cybersecurity threat and incident response management and maintain information security risk insurance coverage.
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

Table of Content

ITEM 2.    PROPERTIES
We provide our services globally through more than 138 locations in 13 countries. There are several materially important physical properties used in our operations. We own a facility in Alvin, Texas that consists of our primary training facility, equipment center and International Organization for Standardization-9001 certified manufacturing facility for clamps, enclosures, and sealants. Additionally, we operate two manufacturing facilities in Houston, Texas (one of which is owned and the other is leased), which are included in our MS segment. Further, we lease office space for our corporate headquarters in Sugar Land, Texas. Additional district service locations considered materially important in our IHT and MS segments are as follows: we lease facilities in Mobile, Alabama; Benicia, California; Harbor City, California; Hammond, Indiana; Columbus, Ohio; Pasadena, Texas (two locations); and Edmonton, Alberta, Canada. We own a facility in Pasadena, Texas and three facilities in the United Kingdom in Kendal, Carlisle and Scunthorpe.
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
Holders
There were 313 holders of record of our common stock as of March 17, 2025, excluding beneficial owners of stock held in street name.
Dividends
No cash dividends were declared or paid during the years ended December 31, 2024 or 2023. We are limited in our ability to pay cash dividends without the consent of our lenders. Accordingly, we have no present intention of paying cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board.

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
Overview of Business
We are a global, leading provider of specialty industrial services offering customers access to a full suite of conventional, specialized, and proprietary mechanical, heat-treating, and inspection services. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our customers’ most critical assets. We conduct operations in two segments: Inspection and Heat Treating (“IHT”) and Mechanical Services (“MS”). Through the capabilities and resources in these two segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the customer’s election. In addition, we are capable of escalating with the customer’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide these services in three distinct customer demand profiles: (i) turnaround or project services, (ii) call-out services, and (iii) nested or run-and-maintain services.
Significant Factors Impacting Results and Recent Developments
Our revenues, gross margins and other results of operations can be influenced by a variety of factors in any given period, including those described in Cautionary Note Regarding Forward-Looking Statements above and Part 1, Item 1A. “Risk Factors” included in this report, and have caused fluctuations in our results in the past and are expected to cause fluctuations in our results in the future. Additional information with respect to certain factors are described below.

Financing Transactions. On September 30, 2024, we entered into certain amendments with our lenders. Refer to Note 11 - Debt of the consolidated financial statements for additional details. On March 12, 2025, we entered into certain debt refinancing transactions with our existing and new lenders (collectively, the “Refinancing Transactions”). Refer to Note 19 - Subsequent Events of the consolidated financial statements for additional details about the transactions.
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
In accordance with applicable NYSE procedures, on April 29, 2024, we submitted a plan advising the NYSE of the definitive actions we have taken and are taking that would bring us into compliance with NYSE continued listing standards within 12 months of receipt of the written notice. The NYSE accepted the plan, and our common stock continued to be listed and traded on the NYSE during the 12-month period beginning March 14, 2024, subject to our compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan.
On March 14, 2025, we received notice from the NYSE that we had regained compliance with the NYSE listing standards. We can provide no assurances that we will be able to maintain the listing of our shares on the NYSE. In the event we are unable to maintain the listing of our shares on the NYSE, we may look to list our shares on alternative exchanges.

Table of Content

Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table sets forth the components of revenue and operating income (loss) from our operations for the twelve months ended December 31, 2024 and 2023 (in thousands):

	Twelve Months Ended December 31,		Favorable (Unfavorable)
	2024	2023	$	%
Revenues by business segment:
IHT	$426,722	$429,559	$(2,837)	(0.7)%
MS	425,550	433,056	(7,506)	(1.7)%
Total revenues	$852,272	$862,615	$(10,343)	(1.2)%

Operating income (loss):
IHT	37,012	24,220	12,792	52.8%
MS	27,287	27,759	(472)	(1.7)%
Corporate and shared support services	(54,163)	(65,255)	11,092	17.0%
Total operating income (loss)	$10,136	$(13,276)	$23,412	176.3%

Interest expense, net	(47,808)	(55,181)	7,373	13.4%
Loss on debt extinguishment	—	(1,585)	1,585	100.0%
Other income (expense), net	2,682	(1,102)	3,784	343.4%
Loss before income taxes	$(34,990)	$(71,144)	$36,154	50.8%
Provision for income taxes	(3,276)	(4,578)	1,302	28.4%
Net loss	$(38,266)	$(75,722)	$37,456	49.5%
Revenues. Total revenues decreased by $10.3 million or 1.2% from the prior year. Total revenue was negatively impacted by $0.2 million of unfavorable foreign exchange rate movements during 2024. IHT revenues decreased by $2.8 million or 0.7%, driven by a $10.3 million decrease in Canada operations revenue attributable to reduced scope in certain customer turnaround projects versus the prior year, and a $2.7 million decrease in international regions revenue, primarily in Europe and the United Kingdom. These decreases were partially offset by a $7.1 million increase in U.S. operations, primarily due to higher callout and turnaround activities in various locations attributable to higher demand for our non-destructive testing services, and a $3.0 million increase in revenue related to aerospace driven by improved utilization at our Cincinnati facility. MS revenues decreased by $7.5 million or 1.7%, over prior year, driven by a $7.7 million decrease in Canada turnaround activity, and a $2.3 million decrease in revenue from our international operations attributable to lower activity in leak repair, machining and bolting, and hot tapping services primarily in Europe and the United Kingdom. These decreases were offset by revenue increases in U.S. operations of $2.5 million due to higher turnaround activities.
Operating income (loss). Overall operating income improved by $23.4 million to $10.1 million in 2024 as compared to a loss of $13.3 million in the prior year. IHT’s operating income increased by $12.8 million or 52.8%, primarily driven by lower costs and higher gross margins in U.S. operations, partially offset by a decrease in operating income from Canada driven mainly by the factors described above. MS operating income decreased by $0.5 million year over year to $27.3 million for 2024, mainly due to decreased revenue levels in Canada and other international locations, partially offset by a $5.3 million increase in operating income from U.S. operations driven by higher margins. Corporate operating loss decreased by $11.1 million year over year, mainly due to lower personnel and professional costs in the current year as compared to the prior year and lower overall costs due to our ongoing cost reduction program. The impact of our cost reduction efforts has been partially offset by continued cost inflation in several areas across all segments, such as raw materials, transportation, and labor.

Table of Content

The operating income for the current year includes net expenses totaling $5.6 million which we do not believe are connected to our core operating activities, while the same period in the prior year included $16.3 million of such items.

The detail of operating income (loss) excluding non-core expenses is below (unaudited) (in thousands):
	Twelve Months Ended December 31,		Favorable (Unfavorable)
	2024	2023	$	%
Operating income (loss)	$10,136	$(13,276)	$23,412	176.3%
Professional fees and other	4,111	9,121	5,010	54.9%
Legal costs	124	5,635	5,511	97.8%
Severance charges, net	1,323	1,564	241	15.4%
Total non-core expenses	5,558	16,320	10,762	65.9%
Total operating income, excluding non-core expenses	$15,694	$3,044	$12,650	415.6%
Excluding the impact of these identified non-core expenses in both periods, operating income increased by $12.7 million from $3.0 million to $15.7 million. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense for 2024 was $47.8 million, a decrease of $7.4 million compared to the prior year. The decrease was primarily attributable to a decrease in accelerated amortization due to the “Maturity Reserve Trigger Date” provision that was previously applicable. This effect was partially offset by increases in interest expense due to higher balances outstanding following the debt refinancing transactions, cash interest rate increases on the Uptiered Loan and paid-in-kind (“PIK”) interest increase due to the increased principal balance of the Uptiered Loan.
Cash interest paid for the years ended December 31, 2024 and 2023 amounted to $24.9 million and $19.5 million, respectively.
Loss on debt extinguishment. There was no loss on debt extinguishment for the year ended December 31, 2024. The loss on debt extinguishment for the year ended December 31, 2023 of $1.6 million was mainly due to the early payment premium incurred as part of the payoff of the remaining balance of the APSC Term Loan in June 2023.
Other income (expense), net. Other income (expense), net changed by $3.8 million, from an expense of $1.1 million in the prior year to income of $2.7 million in 2024. This was primarily driven by the foreign currency transaction gains in the current year period reflecting the effects of positive fluctuations in the value of the U.S. dollar relative to the foreign currencies to which we have exposure.
Taxes. The provision for income tax was $3.3 million on the pre-tax loss of $35.0 million in the current year compared to the provision for income tax of $4.6 million on pre-tax loss of $71.1 million in the prior year. The provision for income tax was primarily driven by jurisdictions outside the United States. The effective tax rate was a provision of 9.4% and 6.4% for years ended December 31, 2024 and 2023, respectively.
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
We define adjusted net income (loss) and adjusted net income (loss) per share to exclude the following items: non-routine legal costs and settlements, non-routine professional fees, (gain) loss on debt extinguishment, certain severance charges, non-routine write off of assets and certain other items that we believe are not indicative of core operating activities. Consolidated adjusted EBIT, as defined by us, excludes the costs excluded from adjusted net income (loss) as well as income tax expense (benefit), interest charges, foreign currency (gain) loss, pension credit, and items of other (income) expense. Consolidated adjusted EBITDA further excludes depreciation, amortization, and non-cash share-based compensation costs from consolidated adjusted EBIT. Segment adjusted EBIT is equal to segment operating income (loss) excluding costs associated with non-routine legal costs and settlements, non-routine professional fees, certain severance charges, and certain other items as determined by management. Segment adjusted EBITDA further excludes depreciation, amortization, and non-cash share-based compensation

Table of Content

costs from segment adjusted EBIT. Free Cash Flow is defined as net cash provided by (used in) operating activities minus capital expenditures paid in cash.
We believe these non-GAAP financial measures are useful to both management and investors in their analysis of our financial position and results of operations. In particular, adjusted net income (loss), adjusted net income (loss) per share, consolidated adjusted EBIT, and consolidated adjusted EBITDA are meaningful measures of performance which are commonly used by industry analysts, investors, lenders, and rating agencies to analyze operating performance in our industry, perform analytical comparisons, benchmark performance between periods, and measure our performance against externally communicated targets. Our segment adjusted EBITDA is also used as a basis for the Chief Operating Decision Maker (Chief Executive Officer) to evaluate the performance of our reportable segments. Free cash flow is used by our management and investors to analyze our ability to service and repay debt and return value directly to stakeholders.
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
The following tables set forth the reconciliation of Adjusted Net Income (Loss), EBIT and EBITDA to their most comparable GAAP financial measurements on a consolidated and segmented basis:

Table of Content

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)

	Twelve Months Ended December 31,
	2024	2023

Adjusted Net Loss:
Net loss	$(38,266)	$(75,722)
Professional fees and other[1]	4,111	9,121
Legal costs and other[2]	124	5,635
Severance charges, net[3]	1,323	1,564
Loss on debt extinguishment[4]	—	1,585
Write-off of other assets[5]	—	1,295
Tax impact of adjustments and other net tax items[6]	(210)	(159)
Adjusted Net Loss	$(32,918)	$(56,681)

Adjusted Net Loss per common share:
Basic and Diluted	$(7.43)	$(12.97)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(38,266)	$(75,722)
Provision for income taxes	3,276	4,578
Interest expense, net	47,808	55,181
Foreign currency loss (gain)	(2,231)	734
Gain on sale of assets	(5)	(291)
Professional fees and other[1]	4,111	9,121
Legal costs and other[2]	124	5,635
Severance charges, net[3]	1,323	1,564
Loss on debt extinguishment[4]	—	1,585
Write-off of other assets[5]	—	1,295
Pension credit[7]	(446)	(640)
Consolidated Adjusted EBIT	15,694	3,040
Depreciation and amortization
Amount included in operating expenses	13,730	14,555
Amount included in SG&A expenses	22,565	23,317
Total depreciation and amortization	36,295	37,872
Non-cash share-based compensation costs	2,273	1,590
Consolidated Adjusted EBITDA	$54,262	$42,502

Free Cash Flow:
Cash provided by (used in) operating activities	$22,767	$(10,986)
Capital expenditures	(9,465)	(10,430)
Free Cash Flow	$13,302	$(21,416)
____________________________________
1    The twelve months ended December 31, 2024, includes $3.8 million related to costs associated with debt financing, and $0.3 million for lease extinguishment charges, support and other costs. The twelve months ended December 31, 2023, includes $6.7 million related to costs associated with debt financing, and $2.4 million, for lease extinguishment charges, support and other costs.
2    Primarily relates to accrued legal matters, adjustments to legal reserves and other non-routine matters. Twelve months ended December 31, 2024 includes $3.8 million of legal fees, partially offset by $3.7 million related to the reversal of a reserve established for the potential repayment of pandemic related subsidies (see Note 16 - Commitments and Contingencies). Twelve months ended December 31, 2023 includes $3.9 million related to accruals for the potential repayment of pandemic related subsidies in foreign jurisdiction.
3    Represents customary severance costs associated with staff reductions across multiple departments.
4    Represents loss on the early payoff of the remaining APSC Term Loan in June 2023.
5    The twelve months ended December 31, 2023 represents $0.7 million loss on settlement of a note receivable and an additional $0.6 million for the write-off of software related costs.
6    Represents the tax effect of the adjustments.
7    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the amount of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date.

Table of Content

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Twelve Months Ended December 31,
	2024	2023
IHT
Operating income	$37,012	$24,220
Professional fees and other[1]	162	941
Severance charges, net[3]	551	492
Adjusted EBIT	37,725	25,653
Depreciation and amortization	11,778	12,402
Adjusted EBITDA	$49,503	$38,055

MS
Operating income	$27,287	$27,759
Professional fees and other[1]	140	147
Legal costs and other[2]	41	—
Severance charges, net[3]	588	792
Adjusted EBIT	28,056	28,698
Depreciation and amortization	18,061	18,755
Adjusted EBITDA	$46,117	$47,453

Corporate and shared support services
Net loss	$(102,565)	$(127,701)
Provision for income taxes	3,276	4,578
Gain on sale of assets	(5)	(291)
Interest expense, net	47,808	55,181
Foreign currency loss (gain)	(2,231)	734
Professional fees and other[1]	3,809	8,033
Legal costs and other[2]	83	5,635
Severance charges, net[3]	184	280
Loss on debt extinguishment[4]	—	1,585
Write-off of other assets[5]	—	1,295
Pension credit[6]	(446)	(640)
Adjusted EBIT	(50,087)	(51,311)
Depreciation and amortization	6,456	6,715
Non-cash share-based compensation costs	2,273	1,590
Adjusted EBITDA	$(41,358)	$(43,006)
_________________

1    The twelve months ended December 31, 2024, includes $3.8 million related to costs associated with debt financing, and $0.3 million for lease extinguishment charges, support and other costs. The twelve months ended December 31, 2023, includes $6.7 million related to costs associated with debt financing, and $2.4 million, for lease extinguishment charges, support and other costs.
2    Primarily relates to accrued legal matters, adjustments to legal reserves and other non-routine matters. Twelve months ended December 31, 2024 includes $3.8 million of legal fees, partially offset by $3.7 million related to the reversal of a reserve established for the potential repayment of pandemic related subsidies (see Note 16 - Commitments and Contingencies). Twelve months ended December 31, 2023 includes $3.9 million related to accruals for the potential repayment of pandemic related subsidies in foreign jurisdiction.
3    Represents customary severance costs associated with staff reductions across multiple departments.
4    Represents loss on the early payoff of the remaining APSC Term Loan in June 2023.
5    The twelve months ended December 31, 2023 represents $0.7 million loss on settlement of a note receivable and an additional $0.6 million for the write-off of software related costs.
6    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the amount of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date.

Table of Content

Liquidity and Capital Resources
Prior to consummation of the Refinancing Transactions on March 12, 2025, financing for operations consisted primarily of our 2022 ABL Credit Agreement (which includes the Revolving Credit Loans, the Delayed Draw Term Loan and the ME/RE Loans (each as defined herein)), the A&R Term Loan Credit Agreement (which includes the Uptiered Loan and the Incremental Term Loan (each as defined herein)), and cash flows from our operations.
We have evaluated our liquidity within one year after the date of issuance of the accompanying audited consolidated financial statements to assess the Company’s ability to fund its operations. In the preparation of this liquidity assessment, we applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, and (iii) projected availability under the Company’s existing debt arrangements. The cash flow projections were based on known or planned cash requirements for operating and financing costs and include management’s best estimate regarding future customer activity levels, pricing for its services and for its supplies and other factors. Actual results could vary significantly from those projections. Based upon such liquidity assessment, we believe that the Company’s current working capital, forecasted cash flows from operations, expected availability under our existing debt arrangements and capital expenditure financing is sufficient to fund our operations, service our indebtedness, and maintain compliance with our debt covenants for the next twelve months, and based on current expectations, the long-term. We based this assessment on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than we expect in the event that we fail to meet our current projections. See Note 11 - Debt of the consolidated financial statements for a further discussion of our liquidity.
We closely monitor the amounts and timing of our sources and uses of funds. Our ability to maintain a sufficient level of liquidity to fund our operations and meet our financial obligations will be dependent upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. For example, the threat of recession and related economic repercussions could have a significant adverse effect on our financial position and business condition, as well as that of our customers and suppliers. Additionally, these events may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, service our indebtedness, maintain compliance with the financial covenants contained in our various credit agreements and affect our future need or ability to borrow under our credit agreements. Our ability to access the capital markets will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us, or at all. In addition, we may seek to engage in one or more of the following, such as refinancing and/or extending the maturities of all or part of our existing indebtedness, seeking covenant relief from our lenders, entering into a strategic partnership with one or more parties, or the sale or divestiture of assets, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all. Our failure to raise capital through our operations, refinancings or strategic alternatives as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. In addition to impacting our current sources of funding, the effects of such events may also impact our liquidity or require us to revise our allocation or sources of capital, reduce capital expenditures, implement further cost reduction measures and/or change our business strategy. Political economic repercussions could also have a broad range of effects on our liquidity sources and will depend on future developments that cannot be predicted at this time.

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
•seasonal fluctuations, such as severe weather and other variations in our customers’ industries that may impede or delay the timing of customer orders and the delivery of our services;
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

See Item 1A “Risk Factors” in this Annual Report on Form 10-K for additional information.

Table of Content

On September 30, 2024, we entered into certain amendments with our lenders. Refer to Note 11 - Debt of the consolidated financial statements for additional details about the amendments.

ABL Amendment No.5 significantly improved availability under our Revolving Credit Loans and as of December 31, 2024, we had approximately $45.9 million of available borrowing capacity under our various credit facilities, consisting of $35.9 million available under the 2022 ABL Credit Facility and $10.0 million available under the A&R Term Loan Credit Agreement. Our principal uses of cash and liquidity are for working capital needs, capital expenditures and operations.
As of December 31, 2024 we are in compliance with our debt covenants. Our ability to maintain compliance with the financial covenants contained in our credit agreements is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties.
On March 12, 2025, we entered into certain debt refinancing transactions with our existing and new lenders. Refer to Note 19 - Subsequent Events of the consolidated financial statements for additional details about the transactions.
As of March 17, 2025, we had consolidated cash and cash equivalents of $10.1 million, excluding $4.3 million of restricted cash used mainly as collateral for outstanding letters of credit and commercial card programs, and approximately $16.1 million of undrawn availability under our various credit facilities, resulting in total liquidity of $26.2 million.
Refer to Note 11 - Debt and Note 19 - Subsequent Events for additional information about our debt instruments.
Cash Flows
The following table summarizes cash flows from Operating, Investing and Financing activities (in thousands):

	Twelve Months Ended December 31,
Cash flows provided by (used in):	2024	2023	Favorable (Unfavorable)
Operating activities	$22,767	$(10,986)	$33,753
Investing activities	(9,298)	(10,016)	718
Financing activities	(12,747)	(1,899)	(10,848)
Effect of exchange rate changes on cash	(604)	253	(857)
Net change in cash and cash equivalents	$118	$(22,648)	$22,766
Cash and cash equivalents. Our cash and cash equivalents as of December 31, 2024 totaled $35.5 million, of which $5.1 million was in foreign accounts, primarily in Europe, Canada and Australia, including $1.1 million of cash located in countries where currency restrictions exist.
Our cash and cash equivalents as of December 31, 2023 totaled $35.4 million, of which $12.0 million was in foreign accounts, primarily in Europe, Canada and Australia, including $0.6 million of cash located in countries where currency restrictions exist.
Cash flows attributable to our operating activities. For the year ended December 31, 2024, net cash provided by operating activities was $22.8 million. We incurred a net loss of $38.3 million, further adjusted for a decrease in net working capital of $4.7 million, offset by the effect of depreciation and amortization of $36.3 million, non-cash amortization of debt issuance costs and debt discount of $6.2 million and paid-in-kind interest of $14.4 million.
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
Cash flows attributable to our investing activities. For the year ended December 31, 2024, net cash used in investing activities was $9.3 million, consisting of $9.5 million of capital expenditures offset by net proceeds from asset disposals of $0.2 million.
For the year ended December 31, 2023, net cash used in investing activities was $10.0 million, consisting of $10.4 million of capital expenditures offset by net proceeds from asset disposals of $0.4 million.

Table of Content

Cash flows attributable to our financing activities. For the year ended December 31, 2024, net cash used in financing activities was $12.7 million, consisting primarily of $8.5 million of debt issuance costs, $2.8 million of principal payments under the ME/RE Loans and $1.4 million of principal payments under the Incremental Term Loan, partially offset by the net borrowings on our 2022 ABL Credit Facility of $0.5 million.
For the year ended December 31, 2023, net cash used in financing activities was $1.9 million, consisting primarily of the $37.1 million payoff of the APSC Term Loan, $41.2 million payoff of the Notes (as defined herein), and $9.1 million of term loan debt issuance costs, partially offset by $47.2 million of borrowings under the Incremental Term Loan, $27.4 million of borrowings under the ME/RE Loans and net borrowings on our 2022 ABL Credit Facility of $13.5 million.
Effect of exchange rate changes on cash. For the year ended December 31, 2024, the effect of foreign exchange rate changes on cash was a negative impact of $0.6 million.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Sufficiency of audit evidence over revenue

As discussed in Note 2 to the consolidated financial statements, and as presented in the consolidated statement of operations, the Company reported revenue of $852,272 thousand for the year ended December 31, 2024. As discussed in Note 1, the Company recognizes revenue as (or when) the performance obligations are satisfied by transferring control over a service or product to the customer. Most of the Company’s performance obligations qualify for recognition over time, and they are generally able to elect the right-to-invoice practical expedient, which permits them to recognize revenue in the amount to which they have a right to invoice the customer.

We identified the evaluation of sufficiency of audit evidence over revenue as a critical audit matter. Subjective auditor judgment was required to determine the nature and extent of procedures to perform over revenue related to the transfer of control to the customer and the Company’s right to invoice the customer.

Table of Content

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue process. We performed a software-assisted data analysis to test relationships among certain revenue transactions. For a sample of transactions, we compared the amounts recognized as revenue for consistency with relevant underlying documentation, including contracts and other third-party evidence. We evaluated the sufficiency of the audit evidence obtained over revenue by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Houston, Texas
March 19, 2025

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$35,545	$35,427
Accounts receivable, net of allowance of $3,271 and $3,738, respectively	172,645	181,185
Inventory	37,874	38,853
Income tax receivable	396	644
Prepaid expenses and other current assets	58,643	65,992
Total current assets	305,103	322,101
Property, plant and equipment, net	112,835	127,057
Intangible assets, net	50,243	62,693
Operating lease right-of-use assets	40,407	40,498
Defined benefit pension asset	4,768	4,323
Other assets, net	13,427	7,847
Deferred tax asset	1,582	1,225
Total assets	$528,365	$565,744
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$6,485	$5,212
Current portion of operating lease obligations	14,790	14,232
Accounts payable	42,091	36,389
Other accrued liabilities	105,228	118,089
Income tax payable	2,654	1,016
Total current liabilities	171,248	174,938
Long-term debt and finance lease obligations	318,626	306,214
Operating lease obligations	28,631	29,962
Deferred tax liabilities	4,965	5,742
Other long-term liabilities	3,157	3,292
Total liabilities	526,627	520,148
Commitments and contingencies
Equity:
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 12,000,000 shares authorized; 4,493,338 and 4,415,147 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1,348	1,315
Additional paid-in capital	460,186	458,614
Accumulated deficit	(415,667)	(377,401)
Accumulated other comprehensive loss	(44,129)	(36,932)
Total equity	1,738	45,596
Total liabilities and equity	$528,365	$565,744

See accompanying notes to consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Twelve Months Ended December 31,
	2024	2023
Revenues	$852,272	$862,615
Operating expenses	629,122	651,461
Gross margin	223,150	211,154
Selling, general and administrative expenses	213,014	224,430
Operating income (loss)	10,136	(13,276)
Interest expense, net	(47,808)	(55,181)
Loss on debt extinguishment	—	(1,585)
Other income (expense), net	2,682	(1,102)
Loss before income taxes	(34,990)	(71,144)
Provision for income taxes (see Note 10)	(3,276)	(4,578)
Net loss	$(38,266)	$(75,722)

Loss per common share:
Basic and diluted	(8.64)	(17.32)

Weighted-average number of shares outstanding:
Basic and diluted	4,429	4,371

See accompanying notes to consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Twelve Months Ended December 31,
	2024	2023
Net loss	$(38,266)	$(75,722)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(7,396)	3,006
Defined benefit pension plans:
Net actuarial loss arising during period	(261)	(883)
Amortization of prior service cost	32	31
Amortization of net actuarial loss	319	285
Other comprehensive income (loss), before tax	(7,306)	2,439
Tax benefit (provision) attributable to other comprehensive income (loss)	109	(374)
Other comprehensive income (loss), net of tax	(7,197)	2,065
Total comprehensive loss	$(45,463)	$(73,657)

See accompanying notes to consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2022	4,343	$1,303	$457,133	$(301,679)	$(38,997)	$117,760
Net loss	—	—	—	(75,722)	—	(75,722)
Foreign currency translation adjustment, net of tax	—	—	—	—	3,028	3,028
Defined benefit pension plans, net of tax	—	—	—	—	(963)	(963)
Non-cash compensation	—	—	1,590	—	—	1,590
Net settlement of vested stock awards	72	12	(109)	—	—	(97)
Balance as of December 31, 2023	4,415	1,315	458,614	(377,401)	(36,932)	45,596
Net loss	—	—	—	(38,266)	—	(38,266)
Foreign currency translation adjustment, net of tax	—	—	—	—	(7,323)	(7,323)
Defined benefit pension plans, net of tax	—	—	—	—	126	126
Non-cash compensation	—	—	2,273	—	—	2,273
Net settlement of vested stock awards	78	33	(701)	—	—	(668)
Balance as of December 31, 2024	4,493	$1,348	$460,186	$(415,667)	$(44,129)	$1,738
See accompanying notes to consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(38,266)	$(75,722)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36,295	37,872
Loss on debt extinguishment	—	1,585
Write-off of software cost	—	629
Amortization of debt issuance costs, debt discounts, and deferred financing costs	6,226	18,725
Paid-in-kind (PIK) interest	14,441	14,526
Allowance for credit losses	845	267
Foreign currency loss (gain)	(2,231)	734
Deferred income taxes	(1,184)	906
Loss (gain) on asset disposal	7	(231)
Non-cash compensation costs	2,273	1,590
Other, net	(345)	(4,413)
Changes in operating assets and liabilities:
Accounts receivable	3,736	7,335
Inventory	(40)	(2,058)
Prepaid expenses and other assets	(946)	(7,527)
Accounts payable	6,582	2,818
Other accrued liabilities	(6,515)	(6,877)
Income taxes	1,889	(1,145)
Net cash provided by (used in) operating activities	22,767	(10,986)
Cash flows from investing activities:
Capital expenditures	(9,465)	(10,430)
Proceeds from disposal of assets	167	414
Net cash used in investing activities	(9,298)	(10,016)
Cash flows from financing activities:
Borrowings under Revolving Credit Loans	31,500	39,792
Payments under Revolving Credit Loans	(32,010)	(26,293)
Borrowings under Incremental Term Loan	—	47,500
Payments under Incremental Term Loan	(1,425)	(319)
Repayment of Convertible Debt	—	(41,161)
Borrowings under ME/RE Loans	—	27,398
Payments under ME/RE Loans	(2,842)	(1,575)
Repayment of APSC Term Loan	—	(37,092)
Payments for debt issuance costs	(8,462)	(9,102)
Other	492	(1,047)
Net cash used in financing activities	(12,747)	(1,899)
Effect of exchange rate changes on cash	(604)	253
Net increase (decrease) in cash and cash equivalents	118	(22,648)
Cash and cash equivalents at beginning of period	35,427	58,075
Cash and cash equivalents at end of period	$35,545	$35,427

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$24,851	$19,503
Income taxes	$2,410	$3,921

See accompanying notes to consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Table of Content

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Description of Business. Unless otherwise indicated, the terms “Team,” “the Company,” “we,” “our” and “us” are used in this report to refer to either Team, Inc., to one or more of our consolidated subsidiaries, or to all of them taken as a whole.
We are a global, leading provider of specialty industrial services offering customers access to a full suite of conventional, specialized, and proprietary mechanical, heat-treating, and inspection services. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability and operational efficiency for our customers’ most critical assets. We conduct operations in two segments: Inspection and Heat Treating (“IHT”) and Mechanical Services (“MS”). Through the capabilities and resources in these two segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the customer’s election. In addition, we are capable of escalating with the customer’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide these services in three distinct customer demand profiles: (i) turnaround or project services, (ii) call-out services, and (iii) nested or run-and-maintain services.
IHT provides conventional and advanced non-destructive testing services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (onstream), during facility turnarounds or during new construction or expansion activities. In addition, IHT provides comprehensive non-destructive testing services and metallurgical and chemical processing services to the aerospace and other industries covering a range of components including finished machined and in-service components. IHT also provides advanced digital imaging including remote digital video imaging.
MS provides solutions designed to serve customers’ unique needs during both the operational (onstream) and off-line states of their assets. Our onstream services include our range of standard to custom-engineered leak repair and composite solutions; emissions control and compliance; hot tapping and line stopping; and online valve insertion solutions, which are delivered while assets are in an operational condition, which maximizes customer production time. Asset shutdowns can be planned, such as a turnaround maintenance event, or unplanned, such as those due to component failure or equipment breakdowns. Our specialty maintenance, turnaround and outage services are designed to minimize customer downtime and are primarily delivered while assets are off-line, often through the use of cross-certified technicians, whose multi-craft capabilities deliver the production needed to achieve tight time schedules. These critical services include on-site field machining; bolted-joint integrity; vapor barrier plug testing; and valve management solutions.
We market our services to companies in a diverse array of heavy industries which include:
•Energy (refining, power, renewables, nuclear, offshore oil and gas and liquefied natural gas);
•Manufacturing and Process (chemical, petrochemical, pulp and paper industries, automotive and mining);
•Midstream (valves, terminals and storage, and pipeline);
•Infrastructure (construction and building, roads, dams, amusement parks, bridges, ports, and railways); and
•Aerospace and Defense.
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

Table of Content

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
Use of estimates. Our accounting policies conform to GAAP in the United States. The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) assessments of all long-lived assets for possible impairment, (2) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (3) establishing an allowance for uncollectible accounts receivable, (4) estimating the useful lives of our assets, (5) assessing future tax exposure and the realization of tax assets, (6) selecting assumptions used in the measurement of costs and liabilities associated with defined benefit pension plans, (7) assessments of fair value, and (8) estimating achievement of the milestones for compensation cost recognition on our performance-based stock units. Our most significant accounting policies are described below.
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
Most of our contracts with customers are short-term in nature and billed on a time and materials basis, while certain other contracts are at a fixed price. Certain contracts may contain a combination of fixed and variable elements. We may act as a principal and have performance obligations to provide the service itself or oversee the services provided by any subcontractors. Revenue is measured based on consideration specified in a customer contract and excludes amounts collected on behalf of third parties, such as taxes assessed by governmental authorities. Generally, in contracts where the amount of consideration is variable, the amount is determinable each period based on our right to invoice (as discussed further below) the customer for services performed to date. As most of our contracts contain only one performance obligation, the allocation of a contract’s transaction price to multiple performance obligations is generally not applicable. Customers are generally billed as we satisfy our performance obligations and payment terms typically range from 30 to 120 days from the invoice date. Billings under certain fixed-price contracts may be based upon the achievement of specified milestones, while some arrangements may require advance customer payment. Our contracts do not include significant financing components since the contracts typically span less than one year.
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
The timing of revenue recognition, billings, and cash collections results in the recognition of trade accounts receivable, contract assets and contract liabilities on the consolidated balance sheets. Trade accounts receivable include billed and unbilled amounts currently due from customers and represent unconditional rights to receive consideration. The amounts due are stated at their net estimated realizable value. Refer to Note 3 - Accounts Receivable for additional information on our trade receivables, unbilled revenue and the allowance for credit losses. Contract assets include unbilled amounts when the revenue recognized exceeds the amount billed to the customer. Amounts may not exceed their net realizable value. Contract assets are included in “Prepaid expenses and other current assets” on our consolidated balance sheet. If we receive advances or deposits from our customers, a contract liability is recorded. Additionally, a contract liability arises if items of variable consideration result in less revenue being recorded than what is billed. We did not have a material amount of contract assets or contract liabilities as of December 31, 2024 and 2023.

Table of Content

We recognize the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs are incurred to generate or enhance resources that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered. Costs to fulfill a contract recognized as assets primarily consist of labor and material costs and generally relate to engineering and set-up costs incurred prior to when the satisfaction of performance obligations begins. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the consolidated balance sheet and were not material as of December 31, 2024 and 2023. Such assets are recognized as expenses as we transfer the related goods or services to the customer and recognize the related revenue. All other costs to fulfill a contract are expensed as incurred.
Fair value of financial instruments. As defined in Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosure (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations in which there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy such that “Level 1” measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, “Level 2” measurements include quoted market prices for identical assets or liabilities in an active market which have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and “Level 3” measurements include those that are unobservable and of a highly subjective measure.
Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable, pension assets and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. For additional information regarding our pension assets, see Note 15 - Employee Benefit Plan. The fair value of our debt obligations approximates their carrying value due to the respective interest rate terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt obligations. For additional information regarding our debt obligations, see Note 11 - Debt.
Cash and cash equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid short-term investments with original maturities of three months or less.
Inventory. Except for certain inventories that are valued based on standard cost, we use the first-in, first-out method to value our inventory. Inventory amounts includes material, labor, and certain fixed overhead costs. Inventory is stated at the lower of cost and net realizable value. Inventory quantities on hand are reviewed periodically and carrying value is reduced to net realizable value for inventories for which their cost exceeds their utility. The cost of inventories consumed or products sold are included in operating expenses.
Property, plant and equipment. Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvements are amortized over the shorter of their respective useful life or the lease term. Depreciation and amortization of assets are computed by the straight-line method over the following estimated useful lives of the assets:

Classification	Useful Life
Buildings	20-40 years
Enterprise Resource Planning (“ERP”) System	15 years
Leasehold improvements	2-20 years
Machinery and equipment	2-20 years
Furniture and fixtures	2-10 years
Computers and computer software	2-5 years
Automobiles	2-5 years

Table of Content

Intangible assets. Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets (“ASC 360”).
Cloud-based software arrangements. The costs incurred to implement cloud computing arrangements hosted by third party vendors are capitalized when incurred during the application development phase and recognized as Prepaid expenses and other current assets for the current portion or Other assets for the long-term portion. Implementation costs are subsequently amortized on a straight-line basis over the expected term of the related cloud service, beginning on the date the related software or module is ready for its intended use. The amortization of cloud-based software implementation costs is recorded as a component of Selling, general, and administrative expenses, the same line item as the expense for the associated hosting arrangement. The carrying value of cloud computing implementation costs are tested for impairment when an event or circumstance indicates that the asset might be impaired. Cloud computing arrangement implementation costs are classified within operating activities in the consolidated statements of cash flows.
Impairment of long-lived assets. We review our property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset in that asset class; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected undiscounted cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges in 2024 or 2023.
Income taxes. We follow the guidance of ASC 740, Income Taxes (“ASC 740”), which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable or receivable and related tax expense or benefit together with assessing temporary differences resulting from differing treatment of certain items such as depreciation for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.
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
We regularly assess whether it is more likely than not that we will realize the deferred tax assets in the jurisdictions we operate in. We believe future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize the deferred tax assets for which no valuation allowance has been established. Our valuation allowance primarily relates to net operating loss carryforwards. While we have considered these factors in assessing the need for additional valuation allowance, there is no assurance that additional valuation allowance would not need to be established in the future if information about future years change. Any changes in valuation allowance would impact our income tax provision and net income (loss) in the period in which such a determination is made. As of December 31, 2024, our deferred tax assets were $119.9 million, less a valuation allowance of $102.2 million. As of December 31, 2024, our deferred tax liabilities were $21.1 million.
Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that it is not more likely than not that the position will be sustained upon challenge. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense (benefit) in our consolidated statements of operations. As of December 31, 2024, our gross unrecognized tax benefits, excluding penalties and interest related to uncertain tax positions, were $1.3 million.

Table of Content

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
We measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This applies to financial assets measured at amortized cost, including trade and unbilled accounts receivable, and requires immediate recognition of lifetime expected credit losses. Significant factors that affect the expected collectability of our receivables include macroeconomic trends and forecasts in the oil and gas, refining, power, and petrochemical markets and changes in our forecasts. For unbilled receivables, we consider them as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate. We have identified the following factors that primarily impact the collectability of our receivables and therefore determine the pools utilized to calculate expected credit losses: (i) the aging of the receivable, (ii) any identification of known collectability concerns with specific receivables and (iii) variances in economic risk characteristics across geographic regions.
For trade receivables, customers typically are provided with payment due date terms in the range of 30 to 120 days upon issuance of an invoice. We have tracked historical loss information for our trade receivables and compiled historical credit loss percentages for different aging categories. We believe that the historical loss information we have compiled is a reasonable basis on which to determine expected credit losses for trade receivables because the composition of the trade receivables is consistent with that used in developing the historical credit-loss percentages as typically our customers and payment terms do not change significantly. Generally, the longer a receivable is outstanding the higher the percentage of the outstanding balance is reported as current expected credit losses. We update the historical loss information for current conditions and reasonable and supportable forecasts that affect the expected collectability of the trade receivable using a loss-rate approach. We have not seen a negative trend in the current economic environment that significantly impacts our historical credit-loss percentages; however, we will continue to monitor for changes that would indicate the historical loss information is no longer a reasonable basis for the determination of our expected credit losses. Our forecasted loss rates inherently incorporate expected macroeconomic trends. A loss-rate method for estimating expected credit losses on a pooled basis is applied for each aging category for receivables that continue to exhibit similar risk characteristics.
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

Table of Content

or otherwise fulfill their obligations to us. In determining the current expected credit losses, we review macroeconomic conditions, market specific conditions, and internal forecasts to identify potential changes in our assessment.
Concentration of credit risk. No single customer accounted for more than 10% of consolidated revenues during the year ended December 31, 2024 or 2023.
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
As of December 31, 2024 and 2023, we had the following warrants:
•Equity-classified warrants issued in connection with the APSC Term Loan (fully paid off in 2023) (“APSC Warrants”), and
•Equity-classified warrants issued in connection with our Subordinated Term Loan Credit Agreement (“Corre Warrants”).
The warrants were accounted for as a component of additional paid-in capital and a debt warrant discount (See Note 11 - Debt). The discount is amortized over the term of the related debt. As of December 31, 2024 and 2023, the unamortized balance of the remaining Corre Warrant discount amounted to $0.1 million and $0.2 million, respectively.
Earnings (loss) per share. The Company computes earnings (loss) per share in accordance with ASC 260-10-45, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed exercise of outstanding warrants under the treasury stock method.
For the years ended December 31, 2024, and 2023, all outstanding share-based compensation awards and shares issuable upon the exercise of outstanding warrants were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the loss in those periods. For information on outstanding warrants and our share-based compensation awards, refer to Note 11 - Debt and Note 13 - Share-Based Compensation, respectively.
Non-cash investing and financing activities. Non-cash investing and financing activities are excluded from the consolidated statements of cash flows and are as follows (in thousands):

	Twelve Months Ended December 31,
	2024	2023
Assets acquired under finance lease	$1,022	$1,371
Also, we had $0.4 million, and $2.4 million, of accrued capital expenditures as of December 31, 2024, and 2023 respectively, which are excluded from the consolidated statements of cash flows until paid.
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

Table of Content

with GAAP, actual results that differ from the assumptions are accumulated and are subject to amortization over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.
Share-based compensation. We account for share-based compensation to employees in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). Under ASC 718, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and, for those awards subject only to service condition, recognizes the costs on a straight-line basis over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance and service conditions, we begin recording share-based compensation when achieving the performance criteria is probable.

The fair value of restricted stock units and performance of stock units is determined based on the number of shares granted and the quoted price of our common stock. We estimate a forfeiture rate to calculate the share-based compensation expense related to our awards. Estimated forfeitures are determined based on historical data and we continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Our performance stock units vest based on certain performance criteria. Achievement of the milestones must be probable before we begin recording share-based compensation expense. When the performance-based vesting criteria is considered probable, we begin to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. For any share-based awards where performance-based vesting criteria is no longer considered probable, previously recognized compensation cost would be reversed.
Reclassifications. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have any effect on our financial condition or results of operations as previously reported.
Newly Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures regarding significant segment expenses and other segment items. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for all fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024, and is applied retrospectively to all periods presented. We adopted ASU 2023-07 during the year ended December 31, 2024. The adoption of ASU 2023-07 did not have a material impact on our Consolidated Financial Statements.
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. ASU 2023-09 is effective for all annual periods beginning after December 31, 2024, and is applied prospectively, while retrospective application is permitted. We are currently evaluating the effect this guidance will have on our tax disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes of the financials, to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its related disclosures, including the adoption date and transition method.

Table of Content

2. REVENUE
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below:
Geographic area (in thousands):

		Twelve Months Ended December 31, 2024
	United States	Canada	Other Countries	Total
Revenue:
IHT	$374,657	$39,699	$12,366	$426,722
MS	263,005	27,241	135,304	425,550
Total	$637,662	$66,940	$147,670	$852,272

		Twelve Months Ended December 31, 2023
	United States	Canada	Other Countries	Total
Revenue:
IHT	$364,550	$49,965	$15,044	$429,559
MS	259,213	34,905	138,938	433,056
Total	$623,763	$84,870	$153,982	$862,615
Revenue by operating segment and service type (in thousands):

	Twelve Months Ended December 31, 2024
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$336,582	$154	$67,893	$22,093	$426,722
MS	—	417,699	932	6,919	425,550
Total	$336,582	$417,853	$68,825	$29,012	$852,272

	Twelve Months Ended December 31, 2023
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$343,713	$275	$59,399	$26,172	$429,559
MS	—	429,480	702	2,874	433,056
Total	$343,713	$429,755	$60,101	$29,046	$862,615
For additional information on our reportable operating segments and geographic information, refer to Note 17 - Segment and Geographic Disclosures.
Remaining performance obligations. As permitted by ASC 606, Revenue from Contracts with Customers, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient, which permits us to recognize revenue in the amount to which we have a right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. As most of our contracts with customers are short-term in nature and billed on a time and material basis, there were no material amounts of remaining performance obligations as of December 31, 2024 and 2023.

Table of Content

3. ACCOUNTS RECEIVABLE
A summary of accounts receivable as of December 31, 2024 and 2023 is as follows (in thousands):

	December 31,
	2024	2023
Trade accounts receivable	$145,743	$151,316
Unbilled revenues	30,173	33,607
Allowance for credit losses	(3,271)	(3,738)
Accounts receivable, net	$172,645	$181,185
The following table shows a rollforward of the allowance for credit losses (in thousands):

	Twelve Months Ended December 31,
	2024	2023
Balance at beginning of period	$3,738	$5,262
Provision for expected credit losses	1,474	1,680
Recoveries collected	(568)	(1,638)
Write-offs	(1,388)	(1,560)
Foreign exchange effects	15	(6)
Balance at end of period	$3,271	$3,738

4. INVENTORY
A summary of inventory as of December 31, 2024 and 2023 is as follows (in thousands):

	December 31,
	2024	2023
Raw materials	$9,098	$9,958
Work-in-progress	2,267	2,326
Finished goods	26,509	26,569
Inventory	$37,874	38,853
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of prepaid expenses and other current assets as of December 31, 2024 and 2023 is as follows (in thousands):

	December 31,
	2024	2023
Insurance receivables	$39,000	$39,000
Prepaid expenses	15,817	18,398
Other current assets	3,826	8,594
Prepaid expenses and other current assets	$58,643	$65,992
The insurance receivable relates to receivables from our third-party insurance providers for a legal claim that is recorded in other accrued liabilities, refer to Note 9 - Other Accrued Liabilities. Insurance receivables will be collected from our third-party insurance providers for litigation matters that have been settled, or are pending settlement, and where the deductibles have been satisfied. The prepaid expenses primarily relate to prepaid insurance and other expenses that have been paid in advance of the coverage period.
As of December 31, 2024 and 2023, other current assets include deferred financing fees of $1.6 million and $1.8 million, respectively, in connection with that certain Substitute Insurance Reimbursement Facility Agreement (as amended), other accounts receivable of $1.2 million and $4.4 million, respectively, primarily related to 2023 insurance rebates, and the current portion of software implementation cost of $0.9 million and $1.7 million, respectively.

Table of Content

6. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of December 31, 2024 and 2023 is as follows (in thousands):

	December 31,
	2024	2023
Land	$4,006	$4,006
Buildings and leasehold improvements	60,642	60,827
Machinery and equipment	289,384	286,376
Furniture and fixtures	10,675	10,804
Capitalized ERP system development costs	45,903	45,903
Computers and computer software	19,067	20,067
Automobiles	2,723	3,215
Construction in progress	757	6,634
Total	$433,157	$437,832
Accumulated depreciation and amortization	(320,322)	(310,775)
Property, plant, and equipment, net	$112,835	$127,057

Included in the table above are assets under finance leases of $7.7 million and $8.5 million and related accumulated amortization of $3.2 million and $3.3 million as of December 31, 2024 and 2023, respectively. Depreciation expense for the years ended December 31, 2024 and 2023 was $20.5 million and $21.8 million respectively, of which $13.7 million and $14.5 million, respectively, was included in “Operating expenses” and $6.8 million and $7.3 million, respectively, was included in “Selling, general and administrative expenses” on our Consolidated Statements of Operations.

7. INTANGIBLE ASSETS

A summary of intangible assets as of December 31, 2024 and 2023 is as follows (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$162,633	$(113,033)	$49,600
Trade names	19,129	(18,754)	375
Technology	2,300	(2,032)	268
Licenses	683	(683)	—
Intangible assets	$184,745	$(134,502)	$50,243

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$164,305	$(102,630)	$61,675
Trade names	20,262	(19,742)	520
Technology	2,300	(1,802)	498
Licenses	683	(683)	—
Intangible assets	$187,550	$(124,857)	$62,693
Amortization expense on intangible assets for the years ended December 31, 2024 and 2023 was $12.4 million and $12.7 million, respectively, and is included in “Selling, general and administrative expenses” on our Consolidated Statements of

Table of Content

Operations. Amortization expense for intangible assets is forecasted to be approximately $12.4 million, $12.0 million, $11.3 million, $6.4 million, and $5.4 million in 2025, 2026, 2027, 2028 and 2029, respectively.
The weighted-average amortization period for intangible assets subject to amortization was 13.8 years as of December 31, 2024 and 2023. The weighted-average amortization period as of December 31, 2024 is 13.9 years for customer relationships, 13.8 years for trade name and 10.0 years for technology.
8. OTHER ASSETS
A summary of other assets as of December 31, 2024 and 2023 is as follows (in thousands):

	December 31,
	2024	2023
Long term software implementation costs	$9,232	$5,446
Long term deposit	1,552	1,185
Escrow fund	1,350	266
Deferred financing charges	693	267
Non-current income tax receivable	119	119
Other non-current assets	481	564
Other assets	$13,427	$7,847
As of December 31, 2024, the Company had $19.0 million of gross capitalized cloud-based software implementation costs and $8.9 million of related accumulated amortization, for a net balance of $10.1 million, consisting of $0.9 million recorded within Prepaid expenses and other current assets, and $9.2 million recorded within Other assets (included in the table above) on the Company’s consolidated balance sheets.

As of December 31, 2023, the Company had $13.7 million of gross capitalized cloud-based software implementation costs and $6.6 million of related accumulated amortization, for a net balance of $7.1 million, consisting of $1.7 million recorded within Prepaid expenses and other current assets, and $5.4 million recorded within Other assets (included in the table above) on the Company’s consolidated balance sheets.
For the years ended December 31, 2024 and 2023, the Company amortized $2.3 million and $2.9 million, respectively, of cloud-based software implementation costs.
9. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of December 31, 2024 and 2023 is as follows (in thousands):

	December 31,
	2024	2023
Legal and professional accruals	$44,285	$53,972
Payroll and other compensation expenses	41,692	39,943
Property, sales and other non-income related taxes	6,379	7,248
Accrued interest	5,516	4,487
Insurance accruals	3,480	7,170
Volume discounts	1,902	2,479
Other accruals	1,974	2,790
Other accrued liabilities	$105,228	$118,089

Table of Content

Legal and professional accruals include accruals for legal and professional fees as well as accrued legal claims, refer to Note 16 - Commitments and Contingencies for legal claims information. Certain legal claims are covered by our third-party insurance providers and the related insurance receivable for these claims is recorded in prepaid expenses and other current assets, refer to Note 5 - Prepaid and Other Current Assets. Payroll and other compensation expenses include all payroll related accruals including, among others, accrued vacation, severance, and bonuses. Property, sales and other non-income related taxes include accruals for items such as sales and use tax, property tax and other related tax accruals. Accrued interest relates to the interest accrued on our long-term debt. Insurance accruals primarily relate to workers compensation costs and 2023 accrued medical. Other accruals include various business expense accruals.

Table of Content

10. INCOME TAXES
For the year ended December 31, 2024, our income tax provision resulted in an effective tax rate of 9.4%. For the year ended December 31, 2023, our income tax provision resulted in an effective tax rate of 6.4%. Our income tax provision for the year ended December 31, 2024 and 2023 was $3.3 million and $4.6 million, respectively, and includes federal, state and foreign taxes.
The components of our tax provision and benefit were as follows (in thousands):

	Current	Deferred	Total
Twelve months ended December 31, 2024:
U.S. Federal	$305	$(61)	$244
State & local	481	—	481
Foreign jurisdictions	3,514	(963)	2,551
Tax provision	$4,300	$(1,024)	$3,276
Twelve months ended December 31, 2023:
U.S. Federal	$(145)	$304	$159
State & local	338	—	338
Foreign jurisdictions	3,110	971	4,081
Tax provision	$3,303	$1,275	$4,578
The components of loss before income taxes for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Twelve Months Ended December 31,
	2024	2023
Domestic	$(42,477)	$(86,077)
Foreign	7,487	14,933
Loss before income taxes	$(34,990)	$(71,144)

The income tax provision in 2024 and 2023, respectively, differed from the amounts computed by applying the U.S. federal income tax rate of 21% in 2024 and 2023, as a result of the following (in thousands):

	Twelve Months Ended December 31,
	2024	2023
Loss before income taxes	$(34,990)	$(71,144)
Computed income tax benefit at statutory rate	(7,348)	(14,940)
State income taxes, net of federal benefit	320	(200)
Foreign tax rate differential	290	1,229
Non-cash compensation	74	108
Deferred taxes on investment in foreign subsidiaries	(124)	305
Non-deductible expenses	247	246
Foreign withholding	258	641
Prior year tax adjustments	105	(299)
Valuation allowance	9,221	16,512
Other	233	976
Total expense for income tax	$3,276	$4,578

Table of Content

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Accrued compensation and benefits	$4,480	$4,710
Receivables	229	262
Inventory	319	311
Share based compensation	354	525
Other accrued liabilities	1,197	1,974
Tax credit carry forward	2,862	3,038
Interest expense limitation	51,414	41,477
Goodwill and intangible costs	8,078	9,110
Debt related cost	2,621	4,174
Net operating loss carry forwards	46,348	45,351
Other	1,984	611
Deferred tax assets	119,886	111,543
Less: Valuation allowance	(102,201)	(93,677)
Deferred tax assets, net	$17,685	$17,866
Deferred tax liabilities:
Property, plant and equipment	(14,075)	(15,947)
Unremitted earnings of foreign subsidiaries	(2,837)	(2,960)
Other	(4,156)	(3,476)
Deferred tax liabilities	(21,068)	(22,383)
Net deferred tax liability	$(3,383)	$(4,517)
As of December 31, 2024, a valuation allowance of $102.2 million was recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized, primarily attributable to the domestic operations. A significant factor of negative evidence evaluated for the domestic jurisdiction was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2024.
As of December 31, 2024, we had net operating loss carryforwards for U.S. federal income tax purposes of $134.0 million, all of which have an indefinite carryforward period. These carryforwards are available, subject to certain limitations such as mentioned above, to offset future taxable income. Further, we have state net operating loss carryforwards of $230.0 million with $177.5 million expiring on various dates through 2043 and $52.5 million with an indefinite carryforward period.
As of December 31, 2024, we had interest expense carryforward for U.S. income tax purposes of $227.5 million. The entire $227.5 million has an indefinite carryforward period. These carryforwards are available, subject to certain limitations, to offset future taxable income.
As of December 31, 2024, we had $2.7 million of tax credits that will expire on various dates through 2037 if not utilized.
As of December 31, 2024, we had foreign net operating loss carryforwards totaling $18.8 million. Of this amount, $0.2 million will expire on various dates through 2033 and $18.6 million has an unlimited carryforward period.
As of December 31, 2024, none of our undistributed earnings of foreign operations were considered to be permanently reinvested overseas. As of December 31, 2024, the deferred tax liability related to undistributed earnings of foreign subsidiaries was $2.8 million.
We file income tax returns in the U.S. federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2016. We are currently under audit in one of the states in which we do substantial business. As of December 31, 2024, we recorded a $0.9 million tax liability in our uncertain positions related to this audit due to retroactive changes included in final regulations issued by the state. Certain Dutch entities were also under audit. We do not anticipate any material adjustments related to these examinations.

Table of Content

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
As of December 31, 2024, $2.2 million of unrecognized tax benefits would affect our effective tax rate. We estimate the uncertain tax benefits that may be recognized within the next twelve months will not be material. Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.
The following table summarizes a reconciliation of gross unrecognized tax benefits, excluding penalties and interest, for the year ended December 31, 2024 and 2023 (in thousands):

	Twelve Months Ended December 31,
	2024	2023
Unrecognized tax benefits - January 1	$1,452	$1,097
Additions based on tax positions related to prior years	—	399
Reductions based on tax positions related to prior years	(74)	—
Reductions resulting from a lapse of the applicable statute of limitations	(116)	(44)
Unrecognized tax benefits - December 31	$1,262	$1,452

We have recorded the unrecognized tax benefits in other long-term liabilities in the consolidated balance sheets. As of December 31, 2024 and 2023, the total amount of accrued interest and penalties related to unrecognized tax benefits was $0.9 million and $0.8 million, respectively. There was approximately $0.1 million and $0.2 million of interest or penalties related to unrecognized tax benefits that were recorded in income tax expense for the years ended December 31, 2024, and 2023, respectively.

Table of Content

11. DEBT
As of December 31, 2024 and 2023, our total long-term debt and finance lease obligations are summarized as follows (in thousands):

	December 31,
	2024	2023
2022 ABL Credit Facility[1]	$112,671	$113,415
ME/RE Loans[1]	22,119	24,061
Uptiered Loan[1]	143,955	129,436
Incremental Term Loan[1]	39,824	38,758
Equipment Financing Loan	1,399	—
Total	319,968	305,670
Finance lease obligations[2]	5,143	5,756
Total debt and finance lease obligations	325,111	311,426
Current portion of long-term debt and finance lease obligations	(6,485)	(5,212)
Total long-term debt and finance lease obligations, less current portion	$318,626	$306,214
_________________
1        Comprised of principal amount outstanding, less unamortized debt issuance costs. See below for additional information.
2        For information on our finance lease obligations see Note 12 - Leases.

The following table summarizes scheduled maturities of our debt for the years succeeding December 31, 2024 (in thousands):

December 31
2025	$5,666
2026	298,301
2027	24,398
2028	—
2029	—
Thereafter	—
Total[1]	$328,365
1        The total excludes unamortized debt issuance cost of $8.4 million.

On March 12, 2025, we entered into certain debt refinancing transactions with our existing and new lenders, which resulted in:
•full payoff of the outstanding balance under Delayed Draw Term Loan,
•full payoff of the outstanding balance under the ME/RE Loans,
•full payoff of the outstanding balance under the Incremental Term Loan, and
•partial payoff of the outstanding balance under the Uptiered Loan.
Refer to Note 19 - Subsequent Events for additional details about the transactions.
2022 ABL Credit Facility
On February 11, 2022, we entered into a credit agreement, with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent (the “ABL Agent”) (such agreement, as amended by Amendment No.1 dated as of May 6, 2022, Amendment No.2 dated as of November 1, 2022, Amendment No.3 dated as of June 16, 2023 (“ABL Amendment No. 3”), Amendment No.4 dated as of March 6, 2024 and Amendment No.5 dated as of September 30, 2024 (“ABL Amendment No.5”), the “2022 ABL Credit Agreement”).
Available funding commitments to us under the 2022 ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of the ABL Agent, with a $35.0 million sublimit for swingline borrowings, and a $26.0 million sublimit for issuances of letters of credit (the “Revolving Credit Loans”). We have fully drawn on the delayed draw term loan of $35.0 million (the “Delayed Draw Term Loan”) provided by Corre Partners Management, LLC (“Corre”) and certain of its affiliates, and on the ME/RE Loans (collectively, the Revolving Credit Loans, the Delayed Draw Term Loan and the ME/RE Loans, and the“2022 ABL Credit Facility”).

Table of Content

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
On September 30, 2024, the Company entered into ABL Amendment No.5 to the 2022 ABL Credit Agreement to, among other things:

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

(v) amend the definitions of “Borrowing Base” and “Consolidated Fixed Charge Coverage Ratio” as well as related definitions to expand availability under the Revolving Credit Facility (as defined in the 2022 ABL Credit Agreement);

(vi) add a springing financial covenant requiring Excess Availability (as defined in the 2022 ABL Credit Agreement) to be above $7,500,000 only if the Consolidated Fixed Charge Coverage Ratio falls below 0.85x for twelve-month periods ending on or prior to December 31, 2024 and 1.00x for twelve-month periods ending after December 31, 2024; and

(vii) amend the applicable prepayment premium for Delayed Draw Term Loans and ME/RE Loans from a rate ranging from 0% to 1% to a rate ranging from 0% to 2% based on the date of prepayment.

ABL Amendment No.5 was accounted for in accordance with ASC 470-60, Troubled Debt Restructuring, and no gain or loss was recognized. Amendment fees of $0.9 million related to the Revolving Credit Loans are deferred and amortized to interest expense over the term of the 2022 ABL Credit Agreement.
The terms of the 2022 ABL Credit Facility are described in the table below (dollar amounts are presented in thousands):

Table of Content

	Revolving Credit Loans	Delayed Draw Term Loan
Scheduled maturity date[1]	9/30/2027	9/30/2027
Stated interest rate	SOFR + applicable margin (base + applicable margin)	SOFR + applicable margin (base + applicable margin)
Actual interest rate:
12/31/2024	8.92%	14.17%
12/31/2023	10.11%	15.46%
Interest payments	monthly	monthly
Cash paid for interest
12/31/2024	$7,940	$5,459
12/31/2023	$6,984	$5,317

Balances at 12/31/2024
Principal balance	$77,905	$35,000
Unamortized balance of debt issuance cost	NA2	$(234)
Net carrying balance	$77,905	$34,766

Balances at 12/31/2023
Principal balance	$78,415	$35,000
Unamortized balance of debt issuance cost	NA2	$—
Net carrying balance	$78,415	$35,000

Unamortized balance of deferred financing cost
12/31/2024	$693	NA2
12/31/2023	$267	NA2
Available amount at 12/31/2024	$35,886	$—
1 Amended maturity date is the earlier of (i) the Scheduled Maturity Date and (ii) the Springing Maturity Date (91 days prior to Scheduled Maturity Date of the A&R Term Loan Credit Agreement (defined below), or October 1, 2026).
2 Not applicable
The “applicable margin” in the table above is defined as a rate of 3.15%, 3.40% or 3.65% for Base Rate Loans with a 2.00% base rate floor and a rate of 4.15%, 4.40% or 4.65% for Adjusted Term SOFR Loans with a 1.00% SOFR floor, in each case depending on the amount of EBITDA (as defined in ABL Amendment No.3 to the 2022 ABL Credit Agreement) as of the most recent measurement period as reported in a monthly compliance certificate. Base rate is used when SOFR is not available. The fee for undrawn revolving amounts is 0.50%.
We may make voluntary prepayments of the loans under the 2022 ABL Credit Facility from time to time, subject, in the case of the Delayed Draw Term Loan, to certain conditions. Mandatory prepayments are also required in certain circumstances, including with respect to the Delayed Draw Term Loan, if the ratio of aggregate value of the collateral under the 2022 ABL Credit Facility to the sum of the Delayed Draw Term Loan plus revolving facility usage outstanding is less than 130%. In addition, mandatory prepayments are required for the Delayed Draw Term Loan, equal to 100% of all net cash proceeds attributable to certain European collateral realized in connection with the disposition of the assets.
Amounts repaid under the Revolving Credit Loans may be re-borrowed, subject to compliance with the borrowing base and the other conditions set forth in the 2022 ABL Credit Agreement. Amounts repaid under the Delayed Draw Term Loan cannot be re-borrowed. Certain permanent repayments of the 2022 ABL Credit Facility loans are subject to the payment of a premium ranging from 0% to 2% depending on the date of prepayment as specified in the 2022 ABL Credit Agreement. The 2022 ABL Credit Agreement contains customary conditions to borrowings and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of certain debt. The 2022 ABL Credit Agreement following the execution of Amendment No.3 also requires that we will not exceed $15.0 million in unfinanced capital expenditures in any CapEx Test Period (as defined therein); provided we shall be permitted to make up to $25.0 million in unfinanced capital expenditures in any CapEx Test Period (as

Table of Content

defined therein) if we maintain a total leverage ratio of less than or equal to 2.00 to 1.00 on a pro forma basis immediately after giving effect to each such unfinanced capital expenditure in excess of the capital expenditure limit. In addition, the 2022 ABL Credit Agreement includes customary events of default, the occurrence of which may require that we pay an additional 2.0% interest on the outstanding loans under the 2022 ABL Credit Facility and that the debt becomes payable immediately. As of December 31, 2024, we are in compliance with the covenants.
Direct and incremental costs associated with the issuance of the 2022 ABL Credit Facility were approximately $8.4 million and were capitalized as deferred financing costs. These costs were fully amortized as of June 16, 2023 due to the Maturity Reserve Trigger Date provision that was previously applicable. We incurred additional financing cost of $0.4 million related to the ABL Amendment No.3 and $0.9 million related to the ABL Amendment No.5. These costs were capitalized and are amortized on a straight-line basis over the amended term of the 2022 ABL Credit Facility.
As of December 31, 2024, we had $77.9 million outstanding under the Revolving Credit Loans and $35.0 million outstanding under the Delayed Draw Term Loans. There were $9.5 million in outstanding letters of credit secured by these instruments, which are off-balance sheet.
ME/RE Loans
The ABL Amendment No.3, in addition to making certain other changes to the 2022 ABL Credit Facility, provided us with $27.4 million of term loans (the “ME/RE Loans”). Our obligations in respect of the ME/RE Loans are guaranteed by the ABL Guarantors. The ME/RE Loans under the 2022 ABL Credit Agreement are secured on a first priority basis by, among other things, certain real estate and machinery and equipment (the “Specified ME/RE Collateral”) and are secured on a lower priority basis by substantially all of the other assets of the ABL Loan Parties. The ME/RE Loans were drawn in full on June 16, 2023 and were used to pay off the remaining amounts owed under the existing APSC Term Loan, discussed below.

On September 30, 2024, the Company entered into ABL Amendment No.5. ABL Amendment No.5 amended the 2022 ABL Credit Agreement to, among other things, provide for the following changes to the ME/RE Loans:

(i) extended the scheduled maturity date from August 11, 2025 to September 30, 2027;

(ii) amended the applicable margin for ME/RE Loans from a flat rate of 5.75% for SOFR Loans (as defined in the 2022
ABL Credit Agreement) to a flat rate of 5.00% for SOFR Loans; and

(iii) amend the applicable prepayment premium for ME/RE Loans from a rate ranging from 0% to 1% to a rate ranging from 0% to 2% based on the date of prepayment.

The terms of ME/RE Loans are described in the table below (dollar amounts are presented in thousands):

Table of Content

Scheduled maturity date[1]	9/30/2027
Stated interest rate	SOFR + 5.00% + 0.11% credit spread adjustment
Principal payments	$237 monthly
Effective interest rate[2]
12/31/2024	12.97%
12/31/2023	17.40%
Actual cash interest rate
12/31/2024	9.67%
12/31/2023	11.21%
Interest payments	monthly
Cash paid for interest
12/31/2024	$2,737
12/31/2023	$1,384

Balances at 12/31/2024
Principal balance	$22,981
Unamortized balance of debt issuance cost	$(862)
Net carrying balance	$22,119

Balances at 12/31/2023
Principal balance	$25,823
Unamortized balance of debt issuance cost	$(1,762)
Net carrying balance	$24,061
Available amount at 12/31/2024	$—
_________________
1 Amended maturity date is the earlier of (i) the Scheduled Maturity Date and (ii) the Springing Maturity Date (91 days prior to Scheduled Maturity Date of the A&R Term Loan Credit Agreement, or October 1, 2026).
2 The effective interest rate as of December 31, 2024, consisted of a 9.67% variable interest rate paid in cash and an additional 3.30% due to non-cash amortization of the related debt issuance costs. The effective interest rate as of December 31, 2023, consisted of a 11.21% variable interest rate paid in cash and an additional 6.19% due to amortization of the related debt issuance costs.
We may make voluntary prepayments of the ME/RE Loans from time to time. Mandatory prepayments are required in certain instances when sales of assets are completed that are related to the Specified ME/RE Collateral (as defined in the 2022 ABL Credit Agreement), subject to certain prepayment premiums (subject to certain exceptions), plus accrued and unpaid interest. The remaining unpaid principal balance of the ME/RE loans at maturity will be $18.2 million. The ME/RE Loans are governed by the 2022 ABL Credit Agreement and the same restrictive covenants described above under 2022 ABL Credit Facility apply.
Direct and incremental costs associated with the issuance of the ME/RE Loans in connection with ABL Amendment No. 3 were approximately $2.2 million and were deferred and presented as a direct deduction from the carrying amount of the related debt and are amortized over the term of the ME/RE Loans.

APSC Term Loan
On June 16, 2023, we used the proceeds from the ME/RE Loans and borrowings under the 2022 ABL Credit Facility to repay the total outstanding APSC Term Loan (as defined below) balance of $35.5 million plus the applicable prepayment premium, resulting in a loss on debt extinguishment of $1.6 million and the termination of this facility.
In the previous years, we entered into that certain Term Loan Credit Agreement, dated December 18, 2020, (as amended, the “APSC Term Loan Credit Agreement”) with APSC as agent, pursuant to which we borrowed $250.0 million (the “APSC Term Loan”).

Table of Content

Amended and Restated Term Loan Credit Agreement - Uptiered Loan and Incremental Term Loan
On November 9, 2021, we entered into a credit agreement (as amended by Amendment No.1 dated as of November 30, 2021, Amendment No.2 dated as of December 6, 2021, Amendment No.3 dated as of December 7, 2021, Amendment No.4 dated as of December 8, 2021, Amendment No.5 dated as of February 11, 2022, Amendment No.6 dated as of May 6, 2022, Amendment No.7 dated as of June 28, 2022, Amendment No.8 dated as of October 4, 2022, Amendment No.9 dated as of November 1, 2022, Amendment No.10 dated as of November 4, 2022, Amendment No.11 dated as of November 21, 2022 and Amendment No.12 dated as of March 29, 2023, the “Subordinated Term Loan Credit Agreement”) with Cantor Fitzgerald Securities, as agent, and the lenders party thereto providing for an unsecured approximately $123.1 million delayed draw subordinated term loan facility. Pursuant to the Subordinated Term Loan Credit Agreement, we borrowed $22.5 million on November 9, 2021, and an additional $27.5 million on December 8, 2021. On October 4, 2022, an additional approximately $57.0 million was added to the outstanding principal amount under the Subordinated Term Loan Credit Agreement in exchange for an equivalent amount of the Company’s senior unsecured 5.00% Convertible Senior Notes due 2023 (the “Notes”) held by Corre.
On June 16, 2023, we entered into an amendment and restatement of that certain subordinated term loan credit agreement dated as of November 9, 2021 (such agreement, as amended and restated, and as further amended by Amendment No.1 dated March 6, 2024, and Amendment No. 2 dated September 30, 2024, the “A&R Term Loan Credit Agreement”) among the Company, as borrower, the guarantors party thereto, the lenders from time-to-time party thereto and Cantor Fitzgerald Securities, as agent (the “A&R Term Loan Agent”). Additional funding commitments under the A&R Term Loan Credit Agreement, subject to certain conditions, included a $57.5 million senior secured first lien term loan (the “Incremental Term Loan”) provided by Corre and certain of its affiliates, consisting of a $37.5 million term loan tranche and a $20.0 million delayed draw tranche. Amounts outstanding under the existing subordinated term loan credit agreement (the “Uptiered Loan”) became senior secured obligations of the Company and the A&R Term Loan Guarantors (as defined below) and are secured on a pari passu basis with the Incremental Term Loan, on the terms described below.
On July 31, 2023, $42.5 million, made up of $37.5 million of the term loan tranche and $5.0 million of the delayed draw tranche, of the $57.5 million Incremental Term Loan under the A&R Term Loan Credit Agreement was drawn down and the proceeds thereof were used to repay all of the remaining outstanding Notes that matured on August 1, 2023. We borrowed an additional $5.0 million on October 6, 2023. The remaining availability of the delayed draw tranche of $10.0 million will be used, subject to certain maximum liquidity conditions, for working capital purposes.
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
The A&R Term Loan Credit Agreement contains certain customary conditions to borrowings, events of default and affirmative, negative, and financial covenants (including a net leverage ratio and maximum annual capital expenditures covenant, all as described in the A&R Term Loan Credit Agreement). As of December 31, 2024, we were in compliance with the covenants.
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
The terms of Uptiered Loan / Subordinated Term Loan and Incremental Term Loan are described in the table below (dollar amounts are presented in thousands):

Table of Content

	Uptiered Loan	Incremental Term Loan
Maturity date	12/31/2027 (12/31/2026 if outstanding balance is greater than $50 million)	12/31/2026
Stated interest rate
12/31/2024	9.5% PIK and 4.0% cash[3]	12% paid in cash
12/31/2023	12% PIK	12% paid in cash
Principal payments	at maturity	$356 quarterly
Effective interest rate
12/31/2024	14.56%[1]	22.96%[2]
12/31/2023	12.86%[1]	22.96%[2]
Interest payments	cash quarterly/PIK monthly	quarterly
Cash paid for interest
12/31/2024	$2,775	$5,684
12/31/2023	$—	$898
PIK interest added to principal
12/31/2024	$14,366	$—
12/31/2023	$14,644	$8
Balances at 12/31/2024
Principal balance[4]	$144,454	$46,627
Unamortized balance of debt issuance cost	$(499)	$(6,803)
Net carrying balance	$143,955	$39,824
Balances at 12/31/2023
Principal balance[4]	$130,087	$48,052
Unamortized balance of debt issuance cost	$(651)	$(9,294)
Net carrying balance	$129,436	$38,758
Available amount at 12/31/2024	$—	$10,000
___________
1 The effective interest rate on the Uptiered Loan as of December 31, 2024, consisted of a 13.50% stated interest rate paid in PIK and cash and an additional 1.06% due to the amortization of the related debt issuance costs. The effective interest rate on the Uptiered Loan as of December 31, 2023 consisted of a 12.00% stated interest rate paid in PIK and an additional 0.86% due to the acceleration of the amortization of the related debt issuance costs.
2 The effective interest rate on the Incremental Term Loan as of December 31, 2024 and 2023, consisted of a 12.00% stated interest rate paid in cash and an additional 10.96% due to the amortization of the related debt issuance costs.
3 Cash and PIK split is determined based on the Net Leverage Ratio as defined in the A&R Term Loan Credit Agreement.
4 The principal balance of the Uptiered Loan is made up of $22.5 million drawn on November 9, 2021, $27.5 million drawn on December 8, 2021, and $57.0 million added as part of the exchange agreement on October 4, 2022. In addition, the principal balance includes PIK interest of $36.6 million and $22.2 million as of December 31, 2024 and December 31, 2023 respectively, and PIK fees of $0.9 million incurred as of December 31, 2022.
The Uptiered Loan under the A&R Term Loan Credit Agreement bears an original interest at an annual rate of 12.00%, a split between cash and PIK, with the cash portion ranging from 2.50% per annum to 12.00% per annum, and the PIK portion ranging from 9.50% per annum to 0.00% per annum, depending on the Company’s Net Leverage Ratio (as defined in the A&R Term Loan Credit Agreement). In addition, if certain conditions related to repayments in respect of the Incremental Term Loan are not met, certain additional quarterly fees (not to exceed 4 such fees) plus a 150 basis point increase to the applicable interest rate will be payable to the lenders under the A&R Term Loan Credit Agreement in cash or common stock of the Company, at the Company’s option. The rate increase became effective at January 31, 2024, and as of December 31, 2024, the interest rate was 13.5% consisting of 4% cash interest and 9.5% PIK interest.
In addition, if certain minimum liquidity thresholds set forth in the A&R Term Loan Credit Agreement are not met for an applicable interest payment date, all interest in respect of the Uptiered Loan payable on such interest payment date will be PIK, irrespective of the Net Leverage Ratio at such time.

Table of Content

Direct and incremental costs associated with the issuance of the Incremental Term Loan in connection with the A&R Term Loan Credit Agreement were approximately $10.1 million and were deferred and presented as a direct deduction from the carrying amount of the related debt and are amortized over the term of the Incremental Term Loan.
Warrants
As of December 31, 2024 and December 31, 2023, APSC Holdco II, L.P. held 500,000 warrants and certain Corre holders collectively held 500,000 warrants, in each case providing for the purchase of one share of the Company’s common stock per warrant at an exercise price of $15.00. The warrants will expire on December 8, 2028. See table below for further details.

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
Equipment Financing Loan
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
1970 Group Substitute Insurance Reimbursement Facility
On September 16, 2024, we entered into an amended and restated substitute insurance reimbursement facility agreement with 1970 Group Inc. (“1970 Group”) (such agreement, the “Substitute Insurance Reimbursement Facility Agreement”). Under the Substitute Insurance Reimbursement Facility Agreement, the 1970 Group extended credit to us in the form of a substitute reimbursement facility (the “Substitute Reimbursement Facility”) to provide up to approximately $19.0 million of letters of credit on our behalf in support of our workers’ compensation, commercial automotive and general liability insurance policies. As of December 31, 2024, we have $19.0 million of letters of credit outstanding under the Substitute Reimbursement Facility.
Such letters of credit arranged by the 1970 Group permitted the return of certain existing letters of credit for our account that were outstanding for the purpose of supporting the Insurance Policies and that were required to be collateralized, thereby providing us increased liquidity. Under the Substitute Insurance Reimbursement Facility Agreement, we are required to

Table of Content

reimburse the 1970 Group for any draws made under the letters of credit within three business days of notice of any such draw. The Substitute Insurance Reimbursement Facility Agreement is effective through the term of the issued letters of credit; it renews annually upon payment of the extension fee, provided there has not been an event of default.
According to the provisions of ASC 470, Debt, the arrangement is a “Substitute Insurance Reimbursement Facility” limited to the amounts drawn under the letters of credit. Therefore, until we use or draw on the Substitute Insurance Reimbursement Facility, the letters of credit are treated as an off-balance sheet credit arrangement. Fees in the amount of $2.3 million and $2.9 million, respectively, were paid by us during the years ended December 31, 2024 and 2023 and were deferred and amortized over the term of the arrangement. As of December 31, 2024 and 2023, the unamortized balance of $1.6 million and $1.8 million was included in other current assets.
Liquidity
As of December 31, 2024, we had $31.5 million of unrestricted cash and cash equivalents and $4.0 million of restricted cash, including $2.8 million of restricted cash held as collateral for letters of credit and commercial card programs. International cash balances included in total cash as of December 31, 2024 were $5.1 million, and approximately $1.1 million of such cash is restricted. As of December 31, 2024, we had approximately $45.9 million of availability under our various credit facilities, consisting of $35.9 million available under the Revolving Credit Loans and $10.0 million available under the Incremental Delayed Draw Term Loan under the A&R Term Loan Credit Agreement. We had $30.6 million in letters of credit and $1.5 million in surety bonds outstanding.
Our cash and cash equivalents as of December 31, 2023 totaled $30.4 million of unrestricted cash and cash equivalents and $5.0 million of restricted cash, including $3.4 million of restricted cash held as collateral for letters of credit and commercial card programs. Additionally, $12.0 million of the $30.4 million of cash and cash equivalents was in foreign accounts, primarily in Canada, the U.K. and Europe including $0.6 million of cash located in countries where currency or regulatory restrictions existed.
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
Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments and short-term lease payments (leases with initial terms less than twelve months) are expensed as incurred.
We have lease agreements with lease and non-lease components for certain equipment, office, and vehicle leases. We have elected the practical expedient to not separate lease and non-lease components and account for both as a single lease component.
We have operating and finance leases primarily for equipment, real estate, and vehicles. Some of our leases include options to extend the leases for up to 10 years, and some may include options to terminate the leases within 14 months.
The components of lease expense are as follows (in thousands):

	December 31,
	2024	2023
Operating lease costs	$24,512	$24,605
Variable lease costs	5,345	5,198
Finance lease costs:
Amortization of right-of-use assets	1,099	1,182
Interest on lease liabilities	435	462
Total lease cost	$31,391	$31,447

Table of Content

Other information related to leases is as follows (in thousands):

	December 31,
	2024	2023
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$19,486	$18,823
Operating cash flows from finance leases	444	446
Financing cash flows from finance leases	907	1,039
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$7,519	$3,402
Finance leases	$1,022	$1,371

Amounts recognized in the consolidated balance sheet are as follows (in thousands):

	December 31,
	2024	2023
Operating Leases:
Operating lease right-of-use assets	$40,407	$40,498
Current portion of operating lease obligations	14,790	14,232
Operating lease obligations (non-current)	28,631	29,962

Finance Leases:
Property, plant and equipment, net	$4,507	$5,258
Current portion of long-term debt and finance lease obligations	819	945
Long-term debt and finance lease obligations	4,324	4,811

Weighted average remaining lease term
Operating leases	5 years	5 years
Finance leases	7 years	8 years
Weighted average discount rate
Operating leases	9.0%	8.1%
Finance lease	8.0%	8.0%
As of December 31, 2024, we have no material additional operating and finance leases that have not yet commenced.

As of December 31, 2024, future minimum lease payments under non-cancellable (excluding short-term leases) are as follows (in thousands):

Twelve Months Ended December 31,	Operating Leases	Finance Leases
2025	$17,409	$1,161
2026	11,740	1,041
2027	8,644	838
2028	4,886	670
2029	2,655	612
Thereafter	7,282	2,255
Total future minimum lease payments	$52,616	$6,577
Less: Interest	9,195	1,434
Present value of lease liabilities	$43,421	$5,143

Table of Content

Total rent expense resulting from operating leases, including short-term leases, for the years ended December 31, 2024 and 2023 was $36.9 million and $36.4 million, respectively.

13. SHARE-BASED COMPENSATION
In June 2018, the Company adopted the 2018 Team, Inc, Equity Incentive Plan (as amended and restated in May 2021 and May 2024, the “2018 Plan”) pursuant to which our Board of Directors may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees.
As of December 31, 2024, the 2018 Plan had 462,348 shares available for issuance. These shares exclude 445,136 performance award shares granted in 2023 which become issuable if 100% of performance target is achieved, and can be settled in shares, cash or a combination thereof when vested. These performance awards are discussed in further detail below.
Compensation expense related to share-based compensation totaled $2.3 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. As of December 31, 2024, $2.5 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 1.5 years. There was no income tax benefit recognized for the years ended December 31, 2024 or 2023.
Restricted Stock Units (RSUs)
Restricted stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over three or four years and the expense associated with the units is recognized ratably over the same vesting period. Compensation expense related to RSUs totaled $1.0 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively.
Transactions involving our restricted stock unit grants for the twelve months ended December 31, 2024 are summarized below:

	Twelve Months Ended December 31, 2024
	No. of Stock Units	Weighted Average Fair Value at Date of Grant
	(in thousands)
Stock and stock units, beginning of year	262	$8.36
Changes during the year:
Granted	—	—
Vested and settled	(117)	$8.52
Cancelled	—	—
Stock and stock units, end of year	145	$8.21
The intrinsic value of stock units vested during the years ended December 31, 2024 and 2023 was $2.0 million and $0.6 million, respectively.
Performance Stock Units (PSUs)
We granted 445,136 long-term performance stock units during 2023 to certain executives with a non-market condition milestone factor related to our adjusted EBITDA. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. For performance awards, we recorded an expense of $1.3 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

Table of Content

Transactions involving our performance awards during the twelve months ended December 31, 2024 are summarized below:

	Twelve Months Ended December 31, 2024
	No. of Stock Units[1]	Weighted Average Fair Value at Date of Grant
	(in thousands)
Performance stock units, beginning of year	445	$8.22
Changes during the period:
Granted	—	—
Cancelled and forfeited	—	—
Performance stock units, end of year	445	$8.22
__________________________
1    Performance units with variable payouts are shown at target level of performance.

    There were no performance stock units vested during the years ended December 31, 2024 and 2023.

Table of Content

14. SHAREHOLDERS’ EQUITY
Shareholders’ Equity and Preferred Stock
As of December 31, 2024 there were 4,493,338 shares of our common stock outstanding and 12,000,000 shares authorized with a par value of $0.30 per share.
As of December 31, 2024 we had 500,000 authorized shares of preferred stock, none of which had been issued.
Warrants
In connection with the APSC Term Loan Credit Agreement and the Subordinated Term Loan Credit Agreement, we entered into Warrant Agreements and Waivers related to our common stock. The APSC Term Loan Credit Agreement was fully paid off in June of 2023. For additional details, see Note 11 - Debt.
Accumulated Other Comprehensive Income (loss)
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Twelve Months Ended December 31, 2024					Twelve Months Ended December 31, 2023
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total
Balance at beginning of year	$(28,841)	$2,988	$(11,041)	$(38)	$(36,932)	$(31,847)	$2,988	$(10,474)	$336	$(38,997)
Other comprehensive income (loss)	(7,396)	—	90	109	(7,197)	3,006	—	(567)	(374)	2,065
Balance at end of year	$(36,237)	$2,988	$(10,951)	$71	$(44,129)	$(28,841)	$2,988	$(11,041)	$(38)	$(36,932)
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Twelve Months Ended December 31,
	2024			2023
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$(7,396)	$73	$(7,323)	$3,006	$22	$3,028
Defined benefit pension plan	90	36	126	(567)	(396)	(963)
Total	$(7,306)	$109	$(7,197)	$2,439	$(374)	$2,065

Table of Content

15. EMPLOYEE BENEFIT PLANS
Defined contribution plan. Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. Our contribution for the plan year ended December 31, 2024 and 2023 was approximately $6.0 million and $7.2 million, respectively.
Defined benefit plans. In connection with our acquisition of Furmanite, we assumed liabilities associated with the defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”).
Benefits for the U.K. Plan are based on the average of the employee’s salary for the last three years of employment. The U.K. Plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013. Plan assets are primarily invested in unitized pension funds managed by U.K. registered fund managers. The most recent valuation of the U.K. Plan was performed as of December 31, 2024.
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 5.5% as of December 31, 2024. These rates are reviewed annually and adjusted to reflect current conditions. These rates are determined appropriate based on reference to yields. The expected return on plan assets of 5.5% for 2024 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with GAAP, actual results that differ from the assumptions are accumulated and are subject to amortization over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.
Net pension cost (credit) included the following components (in thousands):

	Twelve Months Ended December 31,
	2024	2023
Interest cost	$2,622	$2,763
Expected return on plan assets	(3,407)	(3,719)
Amortization of prior service cost	32	31
Amortization of net actuarial loss	319	285
Net pension credit	$(434)	$(640)

The weighted-average assumptions used to determine benefit obligations as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Discount rate	5.5%	4.6%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	3.1%	3.1%
______________
1    Not applicable due to plan curtailment.

Table of Content

The weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2024 and 2023 are as follows:

	Twelve Months Ended December 31,
	2024	2023
Discount rate	4.6%	5.0%
Expected long-term return on plan assets	5.5%	6.4%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	3.1%	3.2%
_______________
1    Not applicable due to plan curtailment.
The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.
The expected long-term rate of return on invested assets for 2024 is determined based on the weighted average of expected returns on asset investment categories as follows: 6.1% overall, 9.9% for equities and 6.0% for debt securities.
The following table sets forth the changes in the benefit obligation and plan assets for the years ended December 31, 2024 and 2023 (in thousands):

	Twelve Months Ended December 31,
	2024	2023
Projected benefit obligation:
Beginning of year	$59,327	$56,170
Interest cost	2,622	2,763
Actuarial (gain) loss	(5,273)	1,059
Benefits paid	(4,689)	(3,646)
Foreign currency translation adjustment and other	(773)	2,981
End of year	$51,214	$59,327
Fair value of plan assets:
Beginning of year	63,650	56,568
Actual gain (loss) on plan assets	(2,132)	3,908
Employer contributions	—	3,729
Benefits paid	(4,689)	(3,646)
Foreign currency translation adjustment and other	(847)	3,091
End of year	55,982	63,650
Excess of fair value of plan assets over projected obligation at end of year	$4,768	$4,323
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$(11,945)	$(12,020)
Prior service cost	(476)	(509)
Total	$(12,421)	$(12,529)
The accumulated benefit obligation for the U.K. Plan was $51.2 million and $59.3 million as of December 31, 2024 and 2023, respectively.

Table of Content

As of December 31, 2024, expected future benefit payments are as follows for the years ended December 31, (in thousands):

2025	$4,009
2026	3,965
2027	3,995
2028	3,956
2029	4,103
2030-2034	19,790
Total	$39,818
The following tables summarize the plan assets of the U.K. Plan measured at fair value on a recurring basis (at least annually) as of December 31, 2024 and 2023 (in thousands):

December 31, 2024
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6,382	$6,382	$—	$—
Equity securities:
Diversified growth fund (a)	5,436	—	5,436	—
Fixed income securities:
U.K. government fixed income securities (b)	5,374	—	5,374	—
U.K. government index-linked securities (c)	5,251	—	5,251	—
Corporate bonds (d)	33,538	—	33,538	—
Total	$55,981	$6,382	$49,599	$—

December 31, 2023
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
Cash	$2,992	$2,992	$—	$—
Equity securities:
Diversified growth fund (a)	9,426	—	3,297	6,129
Fixed income securities:
U.K. government fixed income securities (b)	9,369	—	9,369	—
U.K. government index-linked securities (c)	9,255	—	9,255	—
Corporate bonds (d)	32,608	—	32,608	—
Total	$63,650	$2,992	$54,529	$6,129
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
d.This category includes investments in a diversified pool of debt and debt like assets to generate capital and income returns. Investment objectives for the U.K. Plan, as of December 31, 2024, are to:
•optimize the long-term return on plan assets at an acceptable level of risk;
•maintain a broad diversification across asset classes; and

Table of Content

•maintain careful control of the risk level within each asset class.
The trustees of the U.K. Plan have established a long-term investment strategy comprising global investment weightings targeted at 10.0% for equity securities/diversified growth funds and 90.0% for debt securities. Diversified growth funds are actively managed absolute return funds that hold a combination of debt and equity securities. Selection of the targeted asset allocation was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations and the timing of benefit payments and contributions.
The following table sets forth the weighted-average asset allocation and target asset allocations as of December 31, 2024 and 2023 by asset category:

	Asset Allocations		Target Asset Allocations
	2024	2023	2024	2023
Equity securities and diversified growth funds[1]	9.7%	14.8%	10.0%	27.5%
Debt securities[2]	78.9%	80.5%	90.0%	72.5%
Cash	11.4%	4.7%	—%	—%
Total	100%	100%	100%	100%
______________________________
1Diversified growth funds refer to actively managed absolute return funds that hold a combination of equity and debt securities.
2Includes investments in funds with the objective to provide leveraged returns to U.K. government fixed income securities, U.K. government indexed-linked securities, global bonds, and corporate bonds.

The following table summarizes the changes in the fair value measurements of Level 3 investments for the pension plans (in thousands):

	December 31, 2024	December 31, 2023
Balance at beginning of year	$6,129	$10,437
Actual return on plan assets	146	232
Purchases/ sales/ settlements	(6,300)	(4,971)
Transfer out of level 3	—	—
Changes due to foreign exchange	25	431
Balance at end of year	$—	$6,129

The following is a description of the valuation methodologies used to measure plan assets at fair value.
For equity securities and fixed income securities, fair value is based on observable inputs of comparable market transactions. The valuation of certain alternative investments, such as limited partnerships, may require significant management judgment and involves a level of uncertainty. The valuation is generally based on fair value as reported by the asset manager and adjusted for cash flows, if necessary. In making such an assessment, a variety of factors are reviewed by us, including, but not limited to, the timeliness of fair value as reported by the asset manager and changes in general economic and market conditions subsequent to the last fair value reported by the asset manager. The use of different techniques or assumptions to estimate fair value could result in a different fair value measurement at the reporting date. Cash and cash equivalents are valued based on cost, which approximates fair value. Other than those assets that have quoted prices from an active market, investments are generally classified in Level 2 or Level 3 of the fair value hierarchy based on the lowest level input that is significant to the fair value measure in its entirety.

Table of Content

16. COMMITMENTS AND CONTINGENCIES
Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company, which will only be resolved when one or more future events occur or fail to occur. Team’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, Team’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
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
We accrue for contingencies where the occurrence of a material loss is probable and can be reasonably estimated, based on our best estimate of the expected liability. We may increase or decrease our legal accruals in the future, on a matter-by-matter basis, to account for developments in such matters. Because such matters are inherently unpredictable and unfavorable developments or outcomes can occur, assessing contingencies is highly subjective and requires judgments about future events. Notwithstanding the uncertainty as to the outcome and while our insurance coverage might not be available or adequate to cover these claims, based upon the information currently available, we do not believe that any uninsured losses that might arise from these lawsuits and proceedings will have a materially adverse effect on our consolidated financial statements.
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
On January 25, 2022, the trial court signed a final judgment in favor of the plaintiff and against Team Industrial Services, Inc. Post-judgment motions challenging the judgment were denied by the trial court on April 22, 2022. We appealed the trial court’s judgment to the Texas First Court of Appeals.
On May 16, 2024, the Texas First Court of Appeals issued a decision which vacated the trial court’s judgment and dismissed the case, holding that the trial court erred in refusing to dismiss the case on forum non conveniens grounds. The plaintiff filed a motion with the Texas First Court of Appeals for rehearing and a motion for en banc reconsideration, which was denied by the Court of Appeals on October 3, 2024. The plaintiff had 45 days to seek review with the Texas Supreme Court but failed to do so. On March 5, 2025, the plaintiff re-filed a lawsuit against the Company in the U.S. District Court, Kansas District in Kansas City. We currently have accrued a liability of $39.0 million as of December 31, 2024 in other accrued liabilities, and have recorded a related receivable from our third-party insurance providers in other current assets in the same amount. Such amounts are treated as non-cash operating activities. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3.0 million self-insured retention and deductible. All retentions and deductibles have been met, and accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
Notice of repayment of pandemic related government subsidies - In response to the widespread COVID-19 health pandemics, certain of our entities based in foreign jurisdictions received governmental funding assistance to compensate for a portion of employee wages between March 2020 and March 2022. Following ongoing compliance reviews of these funding assistance programs, we received notices stating noncompliance with the requirements of these funding assistance programs. Accordingly, based on the assessments completed by the government appointed administrative authority, we previously had accrued $5.5 million as of December 31, 2023, to be repaid over an extended period related to this noncompliance. However, during the quarter ended December 31, 2024, we successfully appealed $3.8 million of the assessment, which resulted in the reduction of the accrued liability from $5.5 million to $1.7 million as of December 31, 2024.
Accordingly, for all matters discussed within this Note 16 - Commitments and Contingencies, we have accrued in the aggregate approximately $40.7 million as of December 31, 2024, of which approximately $1.7 million is not covered by our various insurance policies.
In addition to legal matters discussed above, we are subject to various lawsuits, claims and proceedings encountered in the normal conduct of business (“Other Proceedings”). We believe that based on our current knowledge and after consultation

Table of Content

with legal counsel that the Other Proceedings, individually or in the aggregate, will not have a material effect on our consolidated financial statements.

Table of Content

17. SEGMENT AND GEOGRAPHIC DISCLOSURES
We conduct operations in two segments: IHT and MS. Management’s determination of our reporting segments was made on the basis of our strategic priorities within each segment and the differences in the services we offer. The reportable segments results are reviewed regularly by the chief operating decision maker (“CODM”), who is our Chief Executive Officer, in deciding how to allocate resources and assess performance. Our CODM evaluates the segments’ operating performance based on adjusted EBITDA defined as net income (loss) before income taxes, interest expense, depreciation and amortization, and other non-recurring and non-operational items. Our CODM uses adjusted EBITDA as a measure to make resource allocation decisions for each segment for the budgeting process and reviews budget-to-actual variances to access performance and allocate capital.
Segment data for our two operating segments are as follows (in thousands):

	Twelve Months Ended December 31, 2024
	IHT	MS	Total
Revenues	$426,722	$425,550	$852,272
Adjusted operating expenses[1]	316,831	298,473	615,304
Adjusted selling, general and administrative expenses[2]	60,388	80,960	141,348
Adjusted EBITDA	$49,503	$46,117	$95,620

	Twelve Months Ended December 31, 2023
	IHT	MS	Total
Revenues	$429,559	$433,056	$862,615
Adjusted operating expenses[1]	331,481	305,062	636,543
Adjusted selling, general and administrative expenses[2]	60,023	80,541	140,564
Adjusted EBITDA	$38,055	$47,453	$85,508
______________
1    Represent operating expenses excluding indirect depreciation and amortization, and severance cost.
2    Represent segment selling, general and administrative expenses excluding depreciation and amortization, noncash share based compensation, professional, legal and other non-recurring costs.

Reconciliation of segment adjusted EBITDA to consolidated loss before income taxes:

	Twelve Months Ended December 31,
	2024	2023
IHT	$49,503	$38,055
MS	46,117	47,453
Segment adjusted EBITDA	95,620	85,508
Segment depreciation and amortization	(29,839)	(31,157)
Segment professional fees, severance and other	(1,482)	(2,372)
Corporate and shared support cost	(54,163)	(65,255)
Consolidated operating income/(loss)	10,136	(13,276)
Interest expense	(47,808)	(55,181)
Loss on debt extinguishment	—	(1,585)
Other income/(expense)	2,682	(1,102)
Loss before income taxes	$(34,990)	$(71,144)

Table of Content

	Twelve Months Ended December 31,
	2024	2023
Capital expenditures[1]:
IHT	$3,675	$5,373
MS	3,691	5,052
Corporate and shared support services	132	9
Total capital expenditures	$7,498	$10,434
______________
1    Excludes finance leases. Totals may vary from amounts presented in the consolidated statements of cash flows due to the timing of cash payments.

	Twelve Months Ended December 31,
	2024	2023
Depreciation and amortization[1]:
IHT	$11,778	$12,402
MS	18,061	18,755
Corporate and shared support services	6,456	6,715
Total depreciation and amortization	$36,295	$37,872
___________
1    Breakdown of depreciation and amortization included in the Consolidated Statements of Operations described below:

	Twelve Months Ended December 31,
	2024	2023
Depreciation and amortization:
Amount included in operating expenses	$13,730	$14,555
Amount included in SG&A expenses	22,565	23,317
Total depreciation and amortization	$36,295	$37,872
Separate measures of our assets by operating segment are not produced or utilized by our CODM to evaluate segment performance.
A geographic breakdown of our revenues for the years ended December 31, 2024 and 2023 and our total long-lived assets as of December 31, 2024 and 2023 are as follows (in thousands):

	Total Revenues[1]	Total Long-lived Assets[2]
Twelve months ended December 31, 2024
United States	$637,662	$182,971
Canada	66,940	5,221
Other foreign countries	147,670	15,292
Total	$852,272	$203,484
Twelve months ended December 31, 2023
United States	$623,763	$210,427
Canada	84,870	4,755
Other foreign countries	153,982	15,066
Total	$862,615	$230,248
 ______________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.
2    Excludes financial instruments and deferred tax assets.

Table of Content

18. RELATED PARTY TRANSACTIONS
In connection with our debt transactions, we engaged in transactions with Corre and APSC to provide and/or repay funding as described in Note 11 - Debt.
19. SUBSEQUENT EVENTS
As of March 19, 2025, the filing date of this Annual Report on Form 10-K, we evaluated the existence of events occurring subsequent to the end of fiscal year 2024 and determined that there were no events or transactions that would have a material impact on our results of operations or financial position except as described below:
Refinancing Transactions
On March 12, 2025, we entered into the following refinancing transactions (collectively, the “Refinancing Transactions”):
First Lien Term Loan Agreement

On March 12, 2025, we, as borrower, along with the guarantors party thereto, the lenders party thereto and HPS Investment Partners, LLC, as Agent, entered into a First Lien Term Loan Credit Agreement (the “First Lien Term Loan Agreement”). Available funding commitments to us include a $225.0 million senior secured first lien term loan (the “First Lien Term Loan”) consisting of a $175.0 million initial term loan tranche (the “Initial First Lien Term Loans”) and a $50.0 million delayed draw term loan tranche (the “First Lien Delayed Draw Term Loans”), which is available to be drawn upon subject to satisfying certain conditions, including pro forma compliance with a First Lien Net Leverage Ratio (as defined in the First Lien Term Loan Agreement) of 3.75 to 1.00 and Liquidity (as defined in the First Lien Term Loan Agreement) of not less than $40.0 million. All outstanding amounts in respect of the First Lien Term Loan under the First Lien Term Loan Agreement mature and become due and payable on March 12, 2030. The proceeds of the Initial First Lien Term Loans under the First Lien Term Loan Agreement were used to redeem and repay certain term loans outstanding under the 2022 ABL Credit Agreement and the A&R Term Loan Agreement. The proceeds of the First Lien Delayed Draw Term Loans will be used to solely repay the obligations under the Second A&R Second Lien Term Loan Agreement (as defined below).

The First Lien Term Loan Agreement contains certain conditions to borrowings, events of default and affirmative, negative and financial covenants, that require that the Company not exceed a maximum First Lien Net Leverage Ratio (as defined in the First Lien Term Loan Agreement), tested as of the end of each fiscal quarter, of 5.50 to 1.00 Further, the First Lien Term Loan Agreement includes certain events of default, the occurrence of which may require that we pay an additional 2.0% interest on the outstanding loans and other obligations under the First Lien Term Loan Agreement.

Second A&R Second Lien Term Loan Credit Agreement

On March 12, 2025, we as borrower, along with the guarantors party thereto, the lenders party thereto and Cantor Fitzgerald Securities, as Agent, entered into a Second Amended and Restated Second Lien Term Loan Credit Agreement (the “Second A&R Second Lien Term Loan Agreement”), which amended and restated the A&R Term Loan Credit Agreement. Available funding commitments to us under the Second A&R Second Lien Term Loan Agreement, subject to certain conditions, include a $107.4 million second lien term loan, provided by Corre and certain of its affiliates, consisting of a $97.4 million term loan tranche (the “2025 Second Lien Term Loans”) and a $10.0 million delayed draw term loan tranche (the “Second Lien Delayed Draw Term Loans”). All outstanding amounts in respect of the Second A&R Second Lien Term Loan Agreement mature and become due and payable on June 10, 2030. The proceeds of the 2025 Second Lien Term Loans were used on March 12, 2025, along with a portion of the proceeds of the First Lien Term Loan, to pay off the Existing Loans (as defined in the Second A&R Second Lien Term Loan Agreement) (including certain interest paid in kind and accrued fees and expenses thereon) outstanding under the A&R Term Loan Agreement. The proceeds of the Second Lien Delayed Draw Term Loans shall be used by the Company for general working capital and liquidity purposes.

The Second A&R Second Lien Term Loan Agreement contains certain conditions to borrowings, events of default and affirmative, negative and financial covenants, that require that the Company not exceed a maximum First Lien Net Leverage Ratio (as defined in the Second A&R Second Lien Term Loan Agreement), tested as of the end of each fiscal quarter, of 6.00 to 1.00. Further, the Second A&R Second Lien Term Loan Agreement includes certain events of default, the occurrence of which may require that we pay an additional 2.0% interest on the outstanding loans and other obligations under the Second A&R Second Lien Term Loan Agreement.

2022 ABL Credit Facility

On March 12, 2025, we along with the guarantors party thereto, the lenders party thereto and the ABL Agent, entered into Amendment No.6 (“ABL Amendment No.6”) to the 2022 ABL Credit Agreement. ABL Amendment No.6 amended the 2022 ABL Credit Agreement to, among other things, (i) permit the entry of the Company into the First Lien Term Loan Agreement, the borrowing of the First Lien Term Loans thereunder, (ii) to make conforming changes to the 2022 ABL Credit Agreement,

Table of Content

consistent with the terms of the First Lien Term Loan Agreement and the changes being made to the Second A&R Second Lien Term Loan Agreement, and (iii) to reflect the payoff of the term loan tranches previously outstanding under the 2022 ABL Credit Agreement prior to March 12, 2025.

Compliance with NYSE listing standards

On March 14, 2025, the Company received notice from the NYSE that the Company had regained compliance with the NYSE continued listing standards. Specifically, the Company resolved its prior non-compliance with the quantitative listing standards described in Section 802.01B of the NYSE Listed Company Manual.
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
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also considered the work completed related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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
We have used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) to evaluate the effectiveness of our internal control over financial reporting. As a result of this evaluation, Management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2024.
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

ITEM 9B.    OTHER INFORMATION

a) None.
b) During the year ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” (each as defined in Item 408(a) of Regulation S-K under the Exchange Act).

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

Table of Content

PART III
The information for the following items of Part III has been omitted from this Annual Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended December 31, 2024, our Definitive Proxy Statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report” and “Audit Committee Report.”
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

Insider Trading Policy

We have adopted a written insider trading policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.
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

4.1
Description of Securities Registered under Section 12 of Exchange Act (filed as Exhibit 4.1 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 16, 2022, incorporated herein by reference).

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

10.10
First Amendment to Substitute Insurance Reimbursement Facility Agreement dated as of August 29, 2023 by and between 1970 Group, Inc. and Team, Inc. (filed as Exhibit 10.10 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 7, 2024, incorporated herein by reference).

10.11†	Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 4.5 to Team, Inc.’s Registration Statement on Form S-8, (File No. 333-225727), filed on June 19, 2018, incorporated by reference herein).

10.12†
Amendment to Team, Inc. 2018 Equity Incentive Plan (filed as Appendix A of Team, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-08604) filed on April 11, 2019, incorporated by reference herein).

10.13†
Form of Restricted Stock Unit Award Agreement for the Stock Units awarded under the Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.11 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 19, 2019, incorporated by reference herein).

10.14†
Compensation Letter by and between Team, Inc. and Keith D. Tucker (filed as Exhibit 10.15 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 7, 2024, incorporated herein by reference).

10.15†
Form of Executive Restricted Stock Unit Award Agreement under the Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.16 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 7, 2024, incorporated herein by reference).

10.16†
Form of Performance Unit Award Agreement under the Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.17 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 7, 2024, incorporated herein by reference).

Table of Content

Exhibit Number	Description

10.17†	Form of Indemnification Agreement (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 9, 2018, incorporated by reference herein).

10.18†
Team, Inc. Corporate Executive Officer Compensation and Benefits Continuation Policy (filed as Exhibit 4.2 to Team, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (File No. 001-08604) filed on May 11, 2022, incorporated by reference herein).

10.19*
Amendment No. 1 to Amended and Restated Term Loan Credit Agreement, dated as of March 6, 2024, by and among Team, Inc., as Borrower, the lenders party thereto, the guarantors party thereto and Cantor Fitzgerald Securities, as Agent (filed as Exhibit 10.20 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 7, 2024, incorporated herein by reference).

10.20*
Amendment No. 4 to Credit Agreement, dated as of March 6, 2024, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital LLC. as Agent (filed as Exhibit 10.21 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 7, 2024, incorporated herein by reference).

10.21*
Amendment No. 2 to Amended and Restated Term Loan Credit Agreement, dated as of September 30, 2024, by and among Team, Inc., as Borrower, the lenders party thereto, the guarantors party thereto and Cantor Fitzgerald Securities, as Agent (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on October 1, 2024, incorporated by reference herein).

10.22*
Amendment No. 5 to Credit Agreement, dated as of September 30, 2024, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital LLC. as Agent (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on October 1, 2024, incorporated by reference herein).

10.23*	Amended and Restated Substitute Insurance Reimbursement Facility Agreement, dated as of September 16, 2024, by and between 1970 Group, Inc. and Team, Inc.

10.24†
Team, Inc. Second Amended and Restated 2018 Equity Incentive Plan (filed as Exhibit 4.7 to Team, Inc.’s
Registration Statement on Form S-8, (File No. 333-281395), filed on August 8, 2024, incorporated by reference herein).

10.25*
First Lien Term Loan Credit Agreement, dated March 12, 2025, by and among Team, Inc., as Borrower, the lenders party thereto, the guarantors party thereto and HPS Investment Partners, LLC, as Agent (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on March 13, 2025, incorporated by reference herein).

10.26*
Second Amended and Restated Term Loan Credit Agreement, dated March 12, 2025, by and among Team, Inc., as Borrower, the lenders party thereto, the guarantors party thereto and Cantor Fitzgerald Securities, as Agent (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on March 13, 2025, incorporated by reference herein).

10.27*
Amendment No. 6 to Credit Agreement, dated as of March 12, 2025, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital LLC. as Agent (filed as Exhibit 10.3 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on March 13, 2025, incorporated by reference herein).

19.1	Team, Inc. Insider Trading Policy.

21	Subsidiaries of Team, Inc.

23.1	Consent of Independent Registered Public Accounting Firm-KPMG LLP.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Team, Inc. Compensation Recovery Policy (filed as Exhibit 97.1 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 7, 2024, incorporated herein by reference).

Table of Content

Exhibit Number	Description
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Management contract or compensation plan or arrangement.
*Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. Team, Inc. will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the SEC or its staff upon request.

Note: Unless otherwise indicated, documents incorporated by reference are located under SEC file number 001-08604.

ITEM 16.    FORM 10-K SUMMARY
NONE

Table of Content

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 19, 2025.

TEAM, INC.

/S/ KEITH D. TUCKER
Keith D. Tucker
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ KEITH D. TUCKER	Chief Executive Officer (Principal Executive Officer)	March 19, 2025
(Keith D. Tucker)

/S/ NELSON M. HAIGHT	Chief Financial Officer (Principal Financial Officer)	March 19, 2025
(Nelson M. Haight)

/S/ MATTHEW E. ACOSTA	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 19, 2025
(Matthew E. Acosta)

/S/ J. MICHAEL ANDERSON	Director	March 19, 2025
(J. Michael Anderson)

/S/ MICHAEL J. CALIEL	Director, Executive Chairman	March 19, 2025
(Michael J. Caliel)

/S/ JEFFERY G. DAVIS	Director	March 19, 2025
(Jeffery G. Davis)

/S/ ANTHONY R. HORTON	Director	March 19, 2025
(Anthony R. Horton)

/S/ EVAN S. LEDERMAN	Director	March 19, 2025
(Evan. S. Lederman)

/S/ TED STENGER	Director	March 19, 2025
(Ted Stenger)

/S/ PAMELA J. MCGINNIS	Director	March 19, 2025
(Pamela J. McGinnis)