Form 10-Q
period 2025-03-31
TEAM INC
filed 2025-05-12
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The Registrant had 4,493,391 shares of common stock, par value $0.30, outstanding as of May 8, 2025.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$16,803	$35,545
Accounts receivable, net of allowance of $3,039 and $3,271 respectively	179,357	172,645
Inventory	39,615	37,874
Income tax receivable	488	396
Prepaid expenses and other current assets	56,100	58,643
Total current assets	292,363	305,103
Property, plant and equipment, net	110,945	112,835
Intangible assets, net	47,147	50,243
Operating lease right-of-use assets	42,016	40,407
Defined benefit pension asset	5,071	4,768
Other assets, net	15,559	13,427
Deferred tax asset	2,113	1,582
Total assets	$515,214	$528,365
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt and finance lease obligations	$3,811	$6,485
Current portion of operating lease obligations	14,826	14,790
Accounts payable	34,358	42,091
Other accrued liabilities	97,246	105,228
Income tax payable	2,887	2,654
Total current liabilities	153,128	171,248
Long-term debt and finance lease obligations	349,813	318,626
Operating lease obligations	30,096	28,631
Deferred tax liabilities	4,981	4,965
Other long-term liabilities	3,163	3,157
Total liabilities	541,181	526,627
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 12,000,000 shares authorized; 4,493,391 and 4,493,338 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,348	1,348
Additional paid-in capital	460,133	460,186
Accumulated deficit	(445,385)	(415,667)
Accumulated other comprehensive loss	(42,063)	(44,129)
Total shareholders’ equity (deficit)	(25,967)	1,738
Total liabilities and shareholders’ equity (deficit)	$515,214	$528,365
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenues	$198,655	$199,600
Operating expenses	151,389	150,869
Gross margin	47,266	48,731
Selling, general and administrative expenses	53,269	55,117
Operating loss	(6,003)	(6,386)
Interest expense, net	(11,436)	(12,098)
Loss on debt extinguishment	(11,853)	—
Other income (expense), net	(204)	1,362
Loss before income taxes	(29,496)	(17,122)
Provision for income taxes	(222)	(73)
Net loss	$(29,718)	$(17,195)

Loss per common share:
Basic and diluted	$(6.61)	$(3.89)

Weighted-average number of shares outstanding:
Basic and diluted	4,493	4,415

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net loss	$(29,718)	$(17,195)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	2,015	(2,862)
Defined benefit pension plans:
Amortization of prior service cost	8	8
Amortization of net actuarial loss	87	79
Other comprehensive income (loss), before tax	2,110	(2,775)
Tax provision attributable to other comprehensive income (loss)	(44)	—
Other comprehensive income (loss), net of tax	2,066	(2,775)
Total comprehensive loss	$(27,652)	$(19,970)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’Equity (Deficit)
	Shares	Amount

Balance at December 31, 2024	4,493	$1,348	$460,186	$(415,667)	$(44,129)	$1,738
Net loss	—	—	—	(29,718)	—	(29,718)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,971	1,971
Defined benefit pension plans, net of tax	—	—	—	—	95	95
Non-cash compensation	—	—	(53)	—	—	(53)
Balance at March 31, 2025	4,493	$1,348	$460,133	$(445,385)	$(42,063)	$(25,967)

Balance at December 31, 2023	4,415	$1,315	$458,614	$(377,401)	$(36,932)	$45,596
Net loss	—	—	—	(17,195)	—	(17,195)
Net settlement of vested stock awards	—	10	(10)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	(2,862)	(2,862)
Defined benefit pension plans, net of tax	—	—	—	—	87	87
Non-cash compensation	—	—	665	—	—	665
Balance at March 31, 2024	4,415	$1,325	$459,269	$(394,596)	$(39,707)	$26,291

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(29,718)	$(17,195)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,402	9,640
Write-off of software cost	45	—
Loss on debt extinguishment	11,853	—
Amortization of debt issuance costs, debt discounts, and deferred financing costs	1,389	1,975
Paid-in-kind (“PIK”) interest	3,261	3,122
Allowance for credit losses	182	40
Foreign currency loss (gain)	205	(1,239)
Deferred income taxes	(491)	(626)
Loss on asset disposal	—	5
Non-cash compensation costs (credit)	(53)	665
Other, net	(8)	(204)
Changes in operating assets and liabilities:
Accounts receivable	(5,758)	5,352
Inventory	(1,367)	10
Prepaid expenses and other assets	127	2,856
Accounts payable	(8,877)	340
Other accrued liabilities	(7,980)	(3,527)
Income taxes	127	672
Net cash provided by (used in) operating activities	(28,661)	1,886
Cash flows from investing activities:
Capital expenditures	(1,406)	(3,016)
Net cash used in investing activities	(1,406)	(3,016)
Cash flows from financing activities:
Borrowings under Revolving Credit Loans	13,000	—
Payments under Revolving Credit Loans	(5,018)	(9,909)
Payments under Corre Delayed Draw Term Loan	(35,700)	—
Payments under Corre Uptiered Loan	(55,894)	—
Borrowings under First Lien Term Loan	175,000	—
Payments under ME/RE Loans	(23,427)	(711)
Payments under Corre Incremental Term Loan	(48,015)	(356)
Payments for debt issuance costs	(8,053)	(1,400)
Other	(705)	2,542
Net cash provided by (used) in financing activities	11,188	(9,834)
Effect of exchange rate changes on cash	137	(273)
Net decrease in cash and cash equivalents	(18,742)	(11,237)
Cash and cash equivalents at beginning of period	35,545	35,427
Cash and cash equivalents at end of period	$16,803	$24,190

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

Recent Refinancing Transactions. On March 12, 2025, we entered into certain debt refinancing transactions with our existing and new lenders (collectively, the “Refinancing Transactions”). Refer to Note 10 - Debt to the unaudited condensed consolidated financial statements for additional details.

Compliance with NYSE listing standards. On March 14, 2025, the Company received notice from the NYSE that the Company had regained compliance with the NYSE continued listing standards. Specifically, the Company resolved its prior non-compliance with the quantitative listing standards described in Section 802.01B of the NYSE Listed Company Manual.

Basis of presentation. These condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain disclosures have been condensed or omitted from the interim financial statements included in this report. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC (“our Annual Report on Form 10-K”).
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

2. REVENUE
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from customer contracts by geographic region, by reportable operating segment and by service type is presented below:
Geographic area (in thousands):

	Three Months Ended March 31, 2025
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue:
IHT	$96,397	$7,112	$2,706	$106,215
MS	60,977	5,095	26,368	92,440
Total	$157,374	$12,207	$29,074	$198,655

	Three Months Ended March 31, 2024
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue:
IHT	$88,575	$7,721	$3,152	$99,448
MS	64,302	4,668	31,182	100,152
Total	$152,877	$12,389	$34,334	$199,600
Revenue by Operating segment and service type (in thousands):

	Three Months Ended March 31, 2025
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$84,444	$1	$16,372	$5,398	$106,215
MS	—	91,287	189	964	92,440
Total	$84,444	$91,288	$16,561	$6,362	$198,655

	Three Months Ended March 31, 2024
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$81,010	$145	$13,484	$4,809	$99,448
MS	—	98,863	107	1,182	100,152
Total	$81,010	$99,008	$13,591	$5,991	$199,600
For additional information on our reportable operating segments, refer to Note 14 - Segment Disclosures.
Remaining performance obligations. As permitted by ASC 606, Revenue from Contracts with Customers, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient, which permits us to recognize revenue in the amount to which we have a right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. As most of our contracts with customers are short-term in nature and billed on a time and material basis, there were no material amounts of remaining performance obligations as of March 31, 2025 and December 31, 2024.

3. ACCOUNTS RECEIVABLE
A summary of accounts receivable as of March 31, 2025 and December 31, 2024 is as follows (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Trade accounts receivable	$138,580	$145,743
Unbilled revenues	43,816	30,173
Allowance for credit losses	(3,039)	(3,271)
Total	$179,357	$172,645
The following table shows a rollforward of the allowance for credit losses (in thousands):

March 31, 2025
(unaudited)
Balance at beginning of period	$3,271
Provision for expected credit losses	455
Recoveries collected	(278)
Write-offs	(337)
Foreign exchange effects	(72)
Balance at end of period	$3,039

4. INVENTORY
A summary of inventory as of March 31, 2025 and December 31, 2024 is as follows (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Raw materials	$9,845	$9,098
Work in progress	2,881	2,267
Finished goods	26,889	26,509
Total	$39,615	$37,874

5. PREPAID AND OTHER CURRENT ASSETS
A summary of prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 is as follows (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Insurance receivable	$39,000	$39,000
Prepaid expenses	13,831	15,817
Other current assets	3,269	3,826
Total	$56,100	$58,643
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

6. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of March 31, 2025 and December 31, 2024 is as follows (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Land	$4,006	$4,006
Buildings and leasehold improvements	61,012	60,642
Machinery and equipment	292,838	289,384
Furniture and fixtures	10,782	10,675
Capitalized ERP system development costs	45,903	45,903
Computers and computer software	19,163	19,067
Automobiles	2,726	2,723
Construction in progress	870	757
Total	437,300	433,157
Accumulated depreciation and amortization	(326,355)	(320,322)
Property, plant and equipment, net	$110,945	$112,835
Included in the table above are assets under finance leases of $8.3 million and $7.7 million as of March 31, 2025 and December 31, 2024, respectively, and related accumulated amortization of $3.4 million and $3.2 million as of March 31, 2025 and December 31, 2024, respectively.
Depreciation expense for the three months ended March 31, 2025 and 2024 was $4.7 million and $5.3 million, respectively, of which $3.1 million and $3.6 million, respectively, was included in “Operating expenses” and $1.6 million and $1.8 million, respectively, was included in “Selling, general and administrative expenses” on our condensed consolidated statements of operations.

7. INTANGIBLE ASSETS
A summary of intangible assets as of March 31, 2025 and December 31, 2024 is as follows (in thousands):

	March 31, 2025
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$162,647	$(116,054)	$46,593
Trade names	19,143	(18,800)	343
Technology	2,300	(2,089)	211
Licenses	683	(683)	—
Intangible assets	$184,773	$(137,626)	$47,147

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$162,633	$(113,033)	$49,600
Trade names	19,129	(18,754)	375
Technology	2,300	(2,032)	268
Licenses	683	(683)	—
Intangible assets	$184,745	$(134,502)	$50,243

Amortization expense of intangible assets for the three months ended March 31, 2025 and 2024 was $3.1 million and $3.1 million, respectively. Amortization expense of intangible assets is included in “Selling, general and administrative expenses” on our condensed consolidated statements of operations.
The weighted-average amortization period for intangible assets subject to amortization was 13.9 years and 13.8 years, respectively as of March 31, 2025 and December 31, 2024. The weighted-average amortization period as of March 31, 2025 and December 31, 2024 is 13.9 years for customer relationships, 13.9 years and 13.8 years, respectively for trade names and 10.0 years for technology.

8. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of March 31, 2025 and December 31, 2024 is as follows (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Legal and professional accruals	$44,502	$44,285
Payroll and other compensation expenses	39,338	41,692
Insurance accruals	3,461	3,480
Property, sales and other non-income related taxes	3,496	6,379
Accrued interest	2,738	5,516
Volume discount	1,715	1,902
Other accruals	1,996	1,974
Total	$97,246	$105,228
Legal and professional accruals include accruals for legal and professional fees as well as accrued legal claims, refer to Note 13 - Commitments and Contingencies for legal claims information. Certain legal claims are covered by our third-party insurance providers and the related insurance receivable for these claims is recorded in prepaid expenses and other current assets, refer to Note 5 - Prepaid and Other Current Assets. Payroll and other compensation expenses include all payroll related accruals including, among others, accrued vacation, severance, and bonuses. Insurance accruals primarily relate to workers compensation cost. Property, sales and other non-income related taxes include accruals for items such as sales and use tax, property tax, and other related tax accruals. Accrued interest relates to the interest accrued on our long-term debt. Other accruals include various business expense accruals.

9. INCOME TAXES

We recorded an income tax provision of $0.2 million for the three months ended March 31, 2025, compared to a provision of $0.1 million for the three months ended March 31, 2024. The effective tax rate, inclusive of discrete items, was a provision of 0.8% for the three months ended March 31, 2025, compared to a provision of 0.4% for the three months ended March 31, 2024. The increase in effective tax rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is due to the mix of pretax income in non-valuation allowance jurisdictions and pretax losses in valuation allowance jurisdictions, along with changes in permanent differences. The impact is a larger increase in income tax expense as compared to pretax income resulting in an increase in effective tax rate.

10. DEBT
Recent Refinancing Transactions. On March 12, 2025, we entered into the Refinancing Transactions (described in further detail below) that included the entry into a new First Lien Term Loan Credit Agreement (described below) with the initial proceeds therefrom utilized to repay loans (together with any accrued interest and prepayment premium) outstanding under our 2022 ABL Credit Agreement (defined below) and the Existing A&R Term Loan Agreement (defined below). The completion of the Refinancing Transactions lowered our blended cost of capital, extended our term loan maturities out to 2030 and improved lending covenants.
As of March 31, 2025 and December 31, 2024, our total long-term debt and finance lease obligations are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
2022 ABL Credit Agreement	$85,886	$112,671
First Lien Term Loan[1]	167,451	—
2025 Second Lien Term Loan[1]	93,868	—
ME/RE Loans[1]	—	22,119
Corre Uptiered Loan[1]	—	143,955
Corre Incremental Term Loan[1]	—	39,824
Equipment Finance Loan	898	1,399
Total	348,103	319,968
Finance lease obligations	5,521	5,143
Total long-term debt and finance lease obligations	353,624	325,111
Current portion of long-term debt and finance lease obligations	(3,811)	(6,485)
Total long-term debt and finance lease obligations, less current portion	$349,813	$318,626
1    Comprised of principal amount outstanding, less unamortized debt issuance costs. See below for additional information.
2022 ABL Credit Facility
On March 12, 2025, using a portion of the proceeds from the Initial First Lien Term Loans (defined below), we fully paid off the delayed draw term loan of $35.0 million (the “Corre Delayed Draw Term Loan”) originally provided by Corre Partners Management, LLC (“Corre”) and certain of its affiliates, and the ME/RE Loans (described below) of $22.3 million provided by Eclipse (defined below) previously outstanding under the 2022 ABL Credit Agreement (as defined below).

On March 12, 2025, we entered into Amendment No. 6 (“ABL Amendment No. 6”) to that certain credit agreement dated as of February 11, 2022, with the lender parties thereto and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent (“Eclipse”) (such agreement, as amended by Amendment No.1 dated as of May 6, 2022, Amendment No.2 dated as of November 1, 2022, Amendment No.3 dated as of June 16, 2023 (“ABL Amendment No.3”), Amendment No.4 dated as of March 6, 2024, Amendment No.5 dated as of September 30, 2024 and ABL Amendment No.6, the “2022 ABL Credit Agreement”).

ABL Amendment No.6 amended the 2022 ABL Credit Agreement to, among other things,

(i)permit the entry of the Company into the First Lien Term Loan Agreement (defined below), the borrowing of the First Lien Term Loans thereunder and the granting of liens with respect thereto;
(ii)make conforming changes to align the 2022 ABL Credit Agreement with certain terms of the First Lien Term Loan Agreement and the Second A&R Second Lien Term Loan Agreement (defined below), and
(iii)reflect the payoff of the term loan tranches previously outstanding under the 2022 ABL Credit Agreement prior to March 12, 2025 as described above.

Available funding commitments to us under the 2022 ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of Eclipse, with a $35.0 million sublimit for swingline borrowings, and a $26.0 million sublimit for issuances of letters of credit (the “Revolving Credit Loans”).

The terms of the Revolving Credit Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	9/30/2027
Interest rate	SOFR + applicable margin (base + applicable margin)
Actual interest rate:
3/31/2025	8.69%
3/31/2024	10.09%
Interest payments	monthly
Cash paid for interest
YTD 3/31/2025	$1,761
YTD 3/31/2024	$2,000
Principal balance
3/31/2025	$85,886
12/31/2024	$77,905
Unamortized balance of deferred financing cost
3/31/2025	$1,026
12/31/2024	$693
Available amount at 3/31/2025	$6,273

As of December 31, 2024, the Corre Delayed Draw Term Loan had a net carrying balance of $34.8 million, which consisted of the principal balance of $35.0 million less the unamortized balance of debt issuance cost of $0.2 million. The actual interest rate at March 31, 2024 was 15.44% and cash paid for interest was $1.4 million during the quarters ended March 31, 2025 and 2024.

The 2022 ABL Credit Agreement contains customary conditions to borrowings and covenants, as described in the 2022 ABL Credit Agreement. As of March 31, 2025, we are in compliance with the covenants.

As of March 31, 2025, $9.4 million in letters of credit were issued under the 2022 ABL Credit Agreement. Such amounts remain undrawn and are off-balance sheet.
ME/RE Loans
On March 12, 2025, using a portion of the proceeds from the Initial First Lien Term Loans (defined below), we fully paid off the ME/RE Loans of $22.3 million provided to us pursuant to ABL Amendment No.3. ME/RE Loans were secured by a first priority lien and mortgage on certain real estate and machinery and equipment of the Company.
As of December 31, 2024, the ME/RE Loans had net carrying balance of $22.1 million, which consisted of the principal balance of $23.0 million less the unamortized balance of debt issuance cost of $0.9 million. The actual and effective interest rates at March 31, 2024 were 11.19% and 17.38%, respectively. Cash paid for interest during the quarters ended March 31, 2025 and 2024 was $0.6 million and $0.7 million, respectively.

First Lien Term Loan Agreement

On March 12, 2025, we entered into a First Lien Term Loan Credit Agreement (the “First Lien Term Loan Agreement”) with the lenders party thereto and HPS Investment Partners, LLC. Available funding commitments include a $225.0 million senior secured first lien term loan (the “First Lien Term Loan”) consisting of a $175.0 million initial term loan tranche (the “Initial First Lien Term Loans”) and a $50.0 million delayed draw term loan tranche (the “First Lien Delayed Draw Term Loans”), which is available to be drawn from March 12, 2025 to June 30, 2027, subject to satisfying certain conditions, including pro forma compliance with a First Lien Net Leverage Ratio (as defined in the First Lien Term Loan Agreement) of 3.75 to 1.00 and Liquidity (as defined in the First Lien Term Loan Agreement) of not less than $40.0 million. All outstanding amounts in respect of the First Lien Term Loan mature and become due and payable on March 12, 2030. The Initial First Lien Term Loans borrowed under the First Lien Term Loan Agreement bear interest at an annual rate of the Secured Overnight Financing Rate (“SOFR”) for interest periods of one-, three- or six-months, at the Company’s election, plus a margin of 6.50% per annum. Beginning with the quarter ending September 30, 2025, the interest rate margin may vary from 7.00% to 6.00% depending on the First Lien Net Leverage Ratio.

The proceeds of the Initial First Lien Term Loans were used to redeem and repay the Corre Delayed Draw Term Loan and the ME/RE Loans under the 2022 ABL Credit Agreement and a portion of the outstanding balance of the A&R Term Loan Agreement (as defined below). To the extent borrowed, the proceeds of the First Lien Delayed Draw Term Loans will be used to solely repay the obligations under the Second A&R Second Lien Term Loan Agreement (as defined below). As of March 31, 2025, we have not drawn on the First Lien Delayed Draw Term Loans.

The terms of the Initial First Lien Term Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	3/12/2030
Stated interest rate	SOFR+applicable margin (base+applicable margin)
Principal payments	$438 quarterly
Effective interest rate
3/31/2025	12.64%
Actual interest rate
3/31/2025	10.83%
Interest payments	quarterly
Cash paid for interest
YTD 3/31/2025	$—
Balances at 3/31/2025
Principal balance	$175,000
Unamortized balance of debt discount and issuance cost[1]	$(7,549)
Net carrying balance	$167,451
1    Consists of debt discount of $3,932 and debt issuance cost of $3,617.
The First Lien Term Loan Agreement contains certain conditions to borrowings, events of default and affirmative and negative covenants and a financial covenant prohibiting the Company from exceeding a maximum First Lien Net Leverage Ratio (as defined in the First Lien Term Loan Agreement), tested as of the end of each fiscal quarter, of 5.50 to 1.00. Further, the First Lien Term Loan Agreement includes certain events of default, the occurrence of which may require that we pay an additional 2.0% interest on the outstanding loans and other obligations under the First Lien Term Loan Agreement. As of March 31, 2025, we are in compliance with the covenants.
A&R Term Loan Credit Agreement / Second A&R Second Lien Term Loan Credit Agreement
On March 12, 2025, we entered into a Second Amended and Restated Second Lien Term Loan Credit Agreement with the lenders party thereto and Cantor Fitzgerald Securities, as Agent, (the “Second A&R Second Lien Term Loan Agreement”), which amended and restated the existing Amended and Restated Term Loan Credit Agreement, dated June 16, 2023 (the “Existing A&R Term Loan Agreement”). The Existing A&R Term Loan Agreement (prior to the Refinancing Transactions) included a term loan credit agreement entered into on November 9, 2021, as amended through March 29, 2023 (the “Corre Uptiered Loan”), and an additional funding commitment, subject to certain conditions, consisting of a $57.5 million senior secured first lien term loan (the “Corre Incremental Term Loan”) provided by Corre and certain of its affiliates and comprised of a $37.5 million term loan tranche and a $20.0 million delayed draw tranche, of which $10.0 million remained undrawn at March 12, 2025.

On March 12, 2025, using a portion of the proceeds from the Initial First Lien Term Loans, we fully paid off the outstanding principal balance on the Corre Incremental Term Loan in the amount of $46.3 million and paid down $54.1 million of the outstanding principal balance on the Corre Uptiered Loan. The remaining portion of the Corre Uptiered Loan of $93.9 million, together with certain fees and accrued interest, were rolled into the 2025 Second Lien Term Loans (defined below).

The Second A&R Second Lien Term Loan Agreement contains certain conditions to borrowings, events of default and affirmative and negative covenants and a financial covenant prohibiting the Company from exceeding a maximum First Lien Net Leverage Ratio (as defined in the Second A&R Second Lien Term Loan Agreement), tested at the end of each fiscal quarter of 6.00 to 1.00. Further, the Second A&R Second Lien Term Loan Agreement includes certain events of default, the occurrence of which may require that the Company pay an additional 2.0% interest on the outstanding loans and other obligations under the Second A&R Second Lien Term Loan Agreement. As of March 31, 2025, we are in compliance with the covenants.

Available funding commitments to the Company under the Second A&R Second Lien Term Loan Agreement, subject to certain conditions, include a $107.4 million second lien term loan (the “Second Lien Term Loans”), provided by Corre and certain of its affiliates, consisting of a $97.4 million term loan tranche (the “2025 Second Lien Term Loans”) and a $10.0 million delayed draw term loan tranche (the “Second Lien Delayed Draw Term Loans”) which is available to be drawn from March 12, 2025, until April 15, 2026, subject to satisfying certain conditions. All outstanding amounts in respect of the Second Lien Term Loans mature and become due and payable on June 10, 2030. To the extent borrowed, the proceeds of the Second Lien Delayed Draw Term Loans are permitted to be used by the Company for general working capital and liquidity purposes. As of March 31, 2025, we have not drawn on the Second Lien Delayed Draw Term Loans.

The Second Lien Term Loans bear interest at an annual rate of 13.5% through the earlier of (i) September 30, 2026, and thereafter, if the outstanding principal balance of the Second Lien Term Loans exceeds 50% of the principal balance at March 12, 2025, the interest rate will increase by 0.25% quarterly, subject to a maximum rate of 14.5% per annum, and (ii) the date on which the Second Lien Delayed Draw Term Loan is borrowed in full, in which case the interest rate will increase to the maximum rate of 14.5% per annum. Interest is payable quarterly and if the First Lien Net Leverage Ratio (as defined in the Second A&R Second Lien Term Loan Agreement) is greater than or equal to 3.50 to 1.00, then all interest shall be paid in kind; if the First Lien Net Leverage Ratio is less than 3.50 to 1.00 and greater than or equal to 3.00 to 1.00, 50% of the interest shall be payable in cash, with the other 50% to be paid in kind; and if the First Lien Net Leverage Ratio is less than 3.00 to 1.00, all interest will be payable in cash.

The terms of the 2025 Second Lien Term Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	6/10/2030
Principal payments	$244 quarterly
Effective interest rate
3/31/2025	16.01%
Actual interest rate
3/31/2025	13.50%
Interest payments	quarterly
Cash paid for interest
3/31/2025	$—
PIK interest added to principal balance
3/31/2025	$—
Balances at 3/31/2025
Principal balance	$97,413
Unamortized balance of debt issuance cost	$(3,545)
Net carrying balance	$93,868

As of December 31, 2024, the Corre Incremental Term Loan had a net carrying balance of $39.8 million, which consisted of the principal balance of $46.6 million less the unamortized balance of debt issuance cost of $6.8 million. The stated and effective interest rates at March 31, 2024 were 12.0% and 22.96%, respectively. Cash paid for interest during the quarters ended March 31, 2025 and 2024 was $2.5 million and $1.4 million, respectively.

As of December 31, 2024, the Corre Uptiered Loan had a net carrying balance of $144.0 million, which consisted of the principal balance of $144.5 million less the unamortized balance of debt issuance cost of $0.5 million. The stated and effective interest rates at March 31, 2024 were 13.5% and 14.56%, respectively. Cash paid for interest during the quarters ended March 31, 2025 and 2024 was $2.7 million and $0.3 million, respectively.

Warrants
As of March 31, 2025 and December 31, 2024, APSC Holdco II, L.P. held 500,000 warrants and certain affiliates of Corre collectively held 500,000 warrants, in each case providing for the purchase of one share of the Company’s common stock per warrant at an exercise price of $15.00. The warrants will expire on December 8, 2028.
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
1970 Group Substitute Insurance Reimbursement Facility
On September 16, 2024, we entered into an amended and restated substitute insurance reimbursement facility agreement with the 1970 Group Inc. (“1970 Group”) (such agreement, the “Substitute Insurance Reimbursement Facility Agreement”). Under the Substitute Insurance Reimbursement Facility Agreement, the 1970 Group extended credit to us in the form of a substitute reimbursement facility (the “Substitute Reimbursement Facility”) to provide up to approximately $19.0 million of letters of credit on our behalf in support of our workers’ compensation, commercial automotive and general liability insurance policies. As of March 31, 2025, we have $19.0 million of letters of credit outstanding under the Substitute Reimbursement Facility.
According to the provisions of ASC 470, Debt, the arrangement is a “Substitute Insurance Reimbursement Facility” limited to the amounts drawn under the letters of credit. Therefore, until we use or draw on the Substitute Insurance Reimbursement Facility, the letters of credit are treated as an off-balance sheet credit arrangement. The fees paid by us periodically under this arrangement are deferred and amortized to interest expense over the term of the arrangement. As of March 31, 2025, we had approximately $1.0 million of unamortized deferred fees.
Liquidity
As of March 31, 2025, we had $12.8 million of unrestricted cash and cash equivalents and $4.0 million of restricted cash, including $2.8 million of restricted cash held as collateral for letters of credit and commercial card programs. International cash balances included in total cash as of March 31, 2025 were $4.8 million, and approximately $1.1 million of such cash is restricted. As of March 31, 2025, we had approximately $16.3 million of available borrowing capacity under our various credit agreements, consisting of $6.3 million available under the Revolving Credit Loans and $10.0 million available under the Incremental Delayed Draw Term Loan under the Second A&R Second Lien Term Loan Credit Agreement. As of March 31, 2025, we had $30.5 million in letters of credit and $1.6 million in surety bonds outstanding.

11. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). Net periodic pension credit includes the following components (in thousands):

	Three Months Ended March 31,
	2025	2024
	(unaudited)	(unaudited)
Interest cost	$672	$652
Expected return on plan assets	(818)	(847)
Amortization of prior service cost	8	8
Unrecognized net actuarial loss	87	79
Net periodic pension credit	$(51)	$(108)

Net pension credit is included in “Other (expense) income, net” on our condensed consolidated statements of operations. The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 6.1% overall, 9.9% for equities and 6.0% for debt securities.

12. SHAREHOLDERS’ EQUITY
Shareholders’ Equity (Deficit) and Preferred Stock
As of March 31, 2025 there were 4,493,391 shares of our common stock outstanding and 12,000,000 shares authorized at $0.30 par value per share.
As of March 31, 2025 we had 500,000 authorized shares of preferred stock, none of which had been issued.
Accumulated Other Comprehensive Income (loss)
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity is as follows (in thousands):

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(33,249)	$(10,951)	$71	$(44,129)	$(25,853)	$(11,041)	$(38)	$(36,932)
Other comprehensive income (loss)	2,015	95	(44)	2,066	(2,862)	87	—	(2,775)
Balance, end of period	$(31,234)	$(10,856)	$27	$(42,063)	$(28,715)	$(10,954)	$(38)	$(39,707)

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
On May 16, 2024, the Texas First Court of Appeals issued a decision which vacated the trial court’s judgment and dismissed the case, holding that the trial court erred in refusing to dismiss the case on forum non conveniens grounds. The plaintiff filed a motion with the Texas First Court of Appeals for rehearing and a motion for en banc reconsideration, which was denied by the Court of Appeals on October 3, 2024. The plaintiff did not seek review with the Texas Supreme Court. On March 5, 2025, the plaintiff re-filed a lawsuit against the Company in the U.S. District Court, Kansas District in Kansas City. We currently have accrued a liability of $39.0 million as of March 31, 2025 in other accrued liabilities, and have recorded a related receivable from our third-party insurance providers in other current assets in the same amount. Such amounts are treated as non-cash operating activities. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3.0 million self-insured retention and deductible. All retentions and deductibles have been met, and accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
Notice of repayment of pandemic related government subsidies - In response to widespread COVID-19 health pandemics, certain of our entities based in foreign jurisdictions received governmental funding assistance to compensate for a portion of employee wages between March 2020 and March 2022. Following ongoing compliance reviews of these funding assistance programs, we received notices stating noncompliance with the requirements of one of these funding assistance programs. Accordingly, based on the assessments completed by the government appointed administrative authority, we previously had accrued $5.5 million as of December 31, 2023, to be repaid over an extended period related to this noncompliance. However, during the year ended December 31, 2024, we successfully appealed $3.8 million of the assessment, which resulted in the reduction of the accrued liability to $1.7 million as of March 31, 2025.
Accordingly, for all matters discussed within this Note 13 - Commitments and Contingencies, we have accrued in the aggregate approximately $40.7 million as of March 31, 2025, of which approximately $1.7 million is not covered by our various insurance policies.
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
Segment data for our two operating segments are as follows (in thousands):

	Three Months Ended March 31, 2025
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$106,215	$92,440	$198,655
Adjusted operating expenses[1]	79,695	68,552	148,247
Adjusted selling, general and administrative expenses[2]	14,896	20,394	35,290
Adjusted EBITDA	$11,624	$3,494	$15,118

	Three Months Ended March 31, 2024
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$99,448	$100,152	$199,600
Adjusted operating expenses[1]	76,133	71,163	147,296
Adjusted selling, general and administrative expenses[2]	14,966	19,842	34,808
Adjusted EBITDA	$8,349	$9,147	$17,496

_____________
1    Represent operating expenses excluding indirect depreciation and amortization, and severance cost.
2    Represent segment selling, general and administrative expenses excluding depreciation and amortization, noncash share-based compensation, professional, legal and other non-recurring costs.

Reconciliation of segment adjusted EBITDA to consolidated loss before income taxes:

	Three Months Ended March 31,
	2025	2024
	(unaudited)	(unaudited)
IHT	$11,624	$8,349
MS	3,494	9,147
Segment adjusted EBITDA	15,118	17,496
Segment depreciation and amortization	(7,087)	(7,678)
Segment professional fees, severance and other	(449)	(542)
Corporate and shared support cost	(13,585)	(15,662)
Consolidated operating loss	(6,003)	(6,386)
Interest expense	(11,436)	(12,098)
Loss on debt extinguishment	(11,853)	—
Other income/(expense)	(204)	1,362
Loss before income taxes	$(29,496)	$(17,122)

	Three Months Ended March 31,
	2025	2024
	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$1,458	$536
MS	667	1,025
Corporate and shared support services	14	—
Total capital expenditures	$2,139	$1,561
____________
1    Excludes finance leases. Totals may vary from amounts presented in the consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended March 31,
	2025	2024
	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$2,816	$3,029
MS	4,271	4,649
Corporate and shared support services	1,315	1,962
Total depreciation and amortization[1]	$8,402	$9,640
____________
1    Breakdown of depreciation and amortization included in the Consolidated Statements of Operations described below:

	Three Months Ended March 31,
	2025	2024
Depreciation and amortization:
Amount included in operating expenses	3,102	3,583
Amount included in SG&A expenses	5,300	6,057
Total depreciation and amortization	$8,402	$9,640

Separate measures of our assets by operating segment are not produced or utilized by our CODM to evaluate segment performance.

15. RELATED PARTY TRANSACTIONS
In connection with the Company’s debt transactions, the Company engaged in transactions with Corre to provide and/or repay funding as described in Note 10 - Debt.
16. SUBSEQUENT EVENTS
As of May 12, 2025, the filing date of this Quarterly Report on Form 10-Q, management evaluated the existence of events occurring subsequent to the quarter ended March 31, 2025 and determined that there were no events or transactions that would have a material impact on the Company’s results of operations or financial position.

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
We based our forward-looking statements on our reasonable beliefs and assumptions, and our current expectations, estimates and projections about ourselves and our industry. We caution that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions about events and circumstances that we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the statements under “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
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

•our ability to maintain compliance with the NYSE’s continued listing requirements and rules;
•our financial forecasts being based upon estimates and assumptions that may materially differ from actual results;
•our incurrence of liabilities and suffering of negative financial or reputational impacts relating to occupational health and safety matters;
•our ability to continue as a going concern;
•changes in laws or regulations in the local jurisdictions that we conduct our business;
•the inherently uncertain outcome of current and future litigation; and
•acts of terrorism, war or political or civil unrest in the United States or elsewhere, changes in laws and regulations, or the imposition of economic or trade sanctions affecting domestic and international commercial transactions.
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

Recent Refinancing Transactions. On March 12, 2025, we entered into certain debt refinancing transactions with our existing and new lenders (collectively, the “Refinancing Transactions”). Refer to Note 10 - Debt to the unaudited condensed consolidated financial statements for additional details.

Compliance with NYSE listing standards. On March 14, 2025, the Company received notice from the NYSE that the Company had regained compliance with the NYSE continued listing standards. Specifically, the Company resolved its prior non-compliance with the quantitative listing standards described in Section 802.01B of the NYSE Listed Company Manual.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following is a comparison of our results of operations for the three months ended March 31, 2025 to the three months ended March 31, 2024 (in thousands).

	Three Months Ended March 31,		Favorable (Unfavorable)
	2025	2024	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$106,215	$99,448	$6,767	6.8%
MS	92,440	100,152	(7,712)	(7.7)%
Total revenues	$198,655	$199,600	$(945)	(0.5)%
Operating income (loss):
IHT	$8,693	$5,185	$3,508	67.7%
MS	(1,111)	4,091	(5,202)	(127.2)%
Corporate and shared support services	(13,585)	(15,662)	2,077	13.3%
Total operating loss	$(6,003)	$(6,386)	$383	6.0%

Interest expense, net	$(11,436)	$(12,098)	$662	5.5%
Loss on debt extinguishment	(11,853)	—	$(11,853)	(100%)
Other (expense) income, net	(204)	1,362	(1,566)	(115.0)%
Loss before income taxes	$(29,496)	$(17,122)	$(12,374)	(72.3)%
Provision for income taxes	(222)	(73)	(149)	(204.1)%
Net loss	$(29,718)	$(17,195)	$(12,523)	(72.8)%

Revenues. Total revenues decreased $0.9 million or 0.5% from the prior year period. IHT segment year-to-date revenue increased by $6.8 million or 6.8% compared to the prior year period, primarily driven by an increase in U.S. operations revenue of $7.8 million attributable to higher turnaround and capital projects activity as well as $2.0 million from our Aerospace facility, partially offset by lower year over year callout and turnaround activities in Canada and other international regions of $1.0 million. MS segment revenue decreased by $7.7 million or 7.7% compared to the prior year period, mainly driven by lower turnaround activities and callout projects in the U.S. and lower revenue from projects in international areas other than Canada.

Operating income (loss). Overall operating loss was $6.0 million in the 2025 period, a $0.4 million or 6.0% improvement as compared to an operating loss of $6.4 million in the prior year period. IHT operating income increased by $3.5 million or 67.7%, primarily driven by increased revenue and lower costs. MS operating income decreased by $5.2 million or 127.2% as compared to the prior year period. MS operating income from U.S. and International operations, excluding Canada, decreased by $3.0 million and $2.3 million, respectively, primarily driven by lower year over year revenue due to projects from the prior year period that did not repeat in 2025. Corporate operating loss decreased by $2.1 million compared to the prior year period, primarily due to lower personnel and professional services costs in the current period.

For the three months ended March 31, 2025 and 2024, operating income (loss) includes net expenses totaling $3.0 million and $2.6 million, respectively, that we do not believe are indicative of our core operating activities, as detailed in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024

Operating loss	$(6,003)	$(6,386)
Professional fees and other	2,007	2,081
Legal costs	490	82
Severance charges, net	467	425
Total non-core expenses	2,964	2,588
Operating loss, excluding non-core expenses	$(3,039)	$(3,798)
Excluding the impact of these identified non-core items in both periods, operating loss decreased by $0.8 million, from $3.8 million to $3.0 million. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense, net decreased by $0.7 million from the prior year period. The decrease was primarily attributable to lower interest rates on our ABL Revolving Credit Loans and other facilities.
Cash interest paid for the three months ended March 31, 2025 and 2024 was $8.9 million and $5.9 million, respectively.

Loss on debt extinguishment. On March 12, 2025, pursuant to the Refinancing Transactions, we repaid the total outstanding balances under the ME/RE Loans, Corre Delayed Draw Term Loan and Corre Incremental Term Loan and made a partial payment on the Corre Uptiered Loan, together with any applicable prepayment premiums and related accrued interest, resulting in a loss on debt extinguishment of $11.9 million. The loss on debt extinguishment includes $7.4 million of unamortized debt issuance cost (noncash) written off as part of the debt payoffs.
Other income (expense), net. The overall change in other income (expense), net of $1.6 million, was primarily driven by foreign currency transaction losses in the current year period reflecting the effects of negative fluctuations in the value of the U.S. dollar relative to the foreign currencies to which we have exposure.
Taxes. The provision for income tax was $0.2 million on the pre-tax loss of $29.5 million in the current year-to-date period compared to income tax expense of $0.1 million on the pre-tax loss of $17.1 million in the prior year-to-date period. The effective tax rate was a provision of 0.8% for the three months ended March 31, 2025, compared to a provision of 0.4% for the three months ended March 31, 2024. The effective tax rate differs from the prior year period due to changes in the valuation allowance.

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
We define adjusted net income (loss) and adjusted net income (loss) per share to exclude the following items: non-routine legal costs and settlements, non-routine professional fees, loss on debt extinguishment, certain severance charges, non-routine write-off of assets and certain other items that we believe are not indicative of core operating activities. Consolidated adjusted EBIT, as defined by us, excludes the costs excluded from adjusted net income (loss) as well as income tax expense (benefit), interest charges, foreign currency (gain) loss, pension credit, and items of other (income) expense. Consolidated adjusted EBITDA further excludes depreciation, amortization, and non-cash share-based compensation costs from consolidated adjusted EBIT. Segment adjusted EBIT is equal to segment operating income (loss) excluding costs associated with non-routine legal costs and settlements, non-routine professional fees, certain severance charges, and certain other items as determined by management. Segment adjusted EBITDA further excludes depreciation, amortization, and non-cash share-based compensation costs from segment adjusted EBIT. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures paid in cash.
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
The following tables set forth the reconciliation of adjusted net income (loss), EBIT and EBITDA to their most comparable GAAP financial measurements on a consolidated and segmented basis:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)

	Three Months Ended March 31,
	2025	2024
Adjusted Net Loss:
Net loss	$(29,718)	$(17,195)
Professional fees and other[1]	2,007	2,081
Write-off of software cost	45	—
Legal costs[2]	490	82
Severance charges, net[3]	467	425
Loss on debt extinguishment	11,853	—
Tax impact of adjustments and other net tax items[4]	(13)	(112)
Adjusted Net Loss	$(14,869)	$(14,719)

Adjusted Net Loss per common share:
Basic and Diluted	$(3.31)	$(3.33)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(29,718)	$(17,195)
Provision for income taxes	222	73
Loss (gain) on equipment sale	5	(10)
Interest expense, net	11,436	12,098
Professional fees and other[1]	2,007	2,081
Write-off of software cost	45	—
Legal costs[2]	490	82
Severance charges, net[3]	467	425
Foreign currency loss (gain)	205	(1,239)
Pension credit[5]	(51)	(113)
Loss on debt extinguishment	11,853	—
Consolidated Adjusted EBIT	(3,039)	(3,798)
Depreciation and amortization
Amount included in operating expenses	3,102	3,583
Amount included in SG&A expenses	5,300	6,057
Total depreciation and amortization	8,402	9,640
Non-cash share-based compensation costs (credit)	(53)	665
Consolidated Adjusted EBITDA	$5,310	$6,507

Free Cash Flow:
Cash provided by (used in) operating activities	$(28,661)	$1,886
Capital expenditures	(1,406)	(3,016)
Free Cash Flow	$(30,067)	$(1,130)
____________________________________

1    For the three months ended March 31, 2025, consists of $2.0 million related to the Refinancing Transactions, For the three months ended March 31, 2024, includes $1.9 million related to debt financing, and $0.2 million related to support costs.
2 Primarily relates to accrued legal matters and legal reserves.
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

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024

Segment Adjusted EBIT and Adjusted EBITDA:

IHT
Operating income	$8,693	$5,185
Professional fees and other	—	40
Severance charges, net[3]	115	95
Adjusted EBIT	8,808	5,320
Depreciation and amortization	2,816	3,029
Adjusted EBITDA	$11,624	$8,349

MS
Operating income	$(1,111)	$4,091
Professional fees and other	—	82
Severance charges, net[3]	334	325
Adjusted EBIT	(777)	4,498
Depreciation and amortization	4,271	4,649
Adjusted EBITDA	$3,494	$9,147

Corporate and shared support services
Net loss	$(37,300)	$(26,471)
Provision for income taxes	222	73
Loss (gain) on equipment sale	5	(10)
Interest expense, net	11,436	12,098
Foreign currency loss (gain)	205	(1,239)
Professional fees and other[1]	2,007	1,959
Write-off of software cost	45	—
Legal costs[2]	490	82
Severance charges, net[3]	18	5
Pension credit[4]	(51)	(113)
Loss on debt extinguishment	11,853	—
Adjusted EBIT	(11,070)	(13,616)
Depreciation and amortization	1,315	1,962
Non-cash share-based compensation costs (credit)	(53)	665
Adjusted EBITDA	$(9,808)	$(10,989)
___________________
1    For the three months ended March 31, 2025, consists of $2.0 million related to the Refinancing Transactions, For the three months ended March 31, 2024, includes $1.9 million related to debt financing, and $0.2 million related to support costs.
2 Primarily relates to accrued legal matters and legal reserves.
3    Represents customary severance costs associated with staff reductions across multiple departments.
4    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the amount of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date.

Liquidity and Capital Resources
Financing for operations consists primarily of our 2022 ABL Credit Agreement, First Lien Term Loan Agreement, Second A&R Second Lien Term Loan Credit Agreement, and cash flows from our operations.
We have evaluated our liquidity within one year after the date of issuance of the accompanying condensed consolidated financial statements to assess the Company’s ability to fund its operations. Based upon such liquidity assessment, we believe that the Company’s current working capital, forecasted cash flows from operations, expected availability under our existing debt arrangements and capital expenditure financing is sufficient to fund our operations, service our indebtedness, and maintain compliance with our debt covenants for the next twelve months, and based on current expectations, the long-term. In preparation of this liquidity assessment, we applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, and (iii) projected availability under the Company’s existing debt arrangements. The cash flow projections were based on known or planned cash requirements for operating and financing costs and include management’s best estimate regarding future customer activity levels, pricing for its services and for its supplies and other factors. Actual results could vary significantly from those projections. We based this assessment on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than we expect in the event that we fail to meet our current projections. See Note 10 - Debt in this Quarterly Report on Form 10-Q and Note 11 - Debt in our Annual Report on Form 10-K for additional details concerning our debt obligations.
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
Our ability to generate operating cash flow, sell assets, access capital markets or take any other action to improve our liquidity and manage our debt is subject to the risks described or referenced herein and other risks and uncertainties that exist in our industry, some of which we may not be able to anticipate at this time or control. Such risks include the following:
•    our ability to generate sufficient cash from operations, access our credit facilities or amounts available under our term loans to support our operations, or maintain our compliance with covenants under our debt arrangements;
•our ability to manage inflationary pressures in our operating costs;
•loss of customers or other unforeseen deterioration in demand for our services;
•    seasonal fluctuations, such as severe weather and other variations in our customers’ industries that may impede or delay the timing of customer orders and the delivery of our services;
•    rapid increases in raw materials, including impacts and uncertainty from trade disputes and tariffs, and labor costs that may hinder our ability to meet our forecasted operating expenses;
•    persisting or increasing levels of inflation domestically and internationally as well as increased costs due to tariffs and the impact of such inflation on our ability to meet our current forecast;
•    changes in regulations governing our operations and unplanned costs to comply with such regulatory changes;
•    counterparty credit risk related to our ability to collect our receivables;
•    our significant debt and high leverage which could have a negative impact on our financing options, liquidity position and ability to manage increases in interest rates; and
•unexpected or prolonged fluctuations in interest rates and their impact on our forecasted costs of raising additional capital.
See Item 1A “Risk Factors” in our Annual Report on Form 10-K for additional information.

Recent Refinancing Transactions. On March 12, 2025, we entered into the Refinancing Transactions with our existing and new lenders. Refer to Note 10 - Debt to the unaudited condensed consolidated financial statements for additional details.

As of March 31, 2025, we had approximately $16.3 million of available borrowing capacity under our various credit facilities, consisting of $6.3 million available under the Revolving Credit Loans, and $10.0 million available under the Second Lien Delayed Draw Term Loans. Our principal uses of cash are for working capital needs, capital expenditures, and operations.
As of March 31, 2025, we were in compliance with our debt covenants. Our ability to maintain compliance with the financial covenants contained in the 2022 ABL Credit Agreement, First Lien Term Loan Agreement and Second A&R Second Lien Term Loan Credit Agreement is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties.
As of May 8, 2025, we had consolidated cash and cash equivalents of $8.6 million, excluding $3.9 million of restricted cash used mainly as collateral for letters of credit and commercial card programs, and approximately $15.2 million of undrawn availability under our various credit facilities, resulting in total liquidity of $23.8 million.
Cash Flows
The following table summarizes cash flows from Operating, Investing and Financing activities (in thousands):

	Three Months Ended March 31,
Cash flows provided by (used in):	2025	2024	Favorable (Unfavorable)
Operating activities	$(28,661)	$1,886	$(30,547)
Investing activities	(1,406)	(3,016)	1,610
Financing activities	11,188	(9,834)	21,022
Effect of exchange rate changes on cash	137	(273)	410
Net change in cash and cash equivalents	$(18,742)	$(11,237)	$(7,505)

Cash and cash equivalents. Our cash and cash equivalents as of March 31, 2025 totaled $16.8 million, consisting of $12.8 million of unrestricted cash on hand, and $4.0 million of restricted cash. International cash balances as of March 31, 2025 were $4.8 million, and approximately $1.1 million of such cash is located in countries where currency or regulatory restrictions exist.
As of December 31, 2024, our cash and cash equivalents were $35.5 million, including $31.5 million of unrestricted cash on hand, and $4.0 million of restricted cash. International cash balances as of December 31, 2024 were $5.1 million, including $1.1 million of cash located in countries where currency or regulatory restrictions existed.
Our total debt and finance obligations were $353.6 million, of which $3.8 million was classified as current at March 31, 2025, compared to total debt of $325.1 million at December 31, 2024.
Cash flows attributable to our operating activities. For the three months ended March 31, 2025, net cash used in operating activities was $28.7 million, a decrease of $30.5 million as compared to net cash provided by operating activities of $1.9 million in the 2024 period. The decrease was primarily driven by the higher negative working capital impacts of $23.7 million primarily attributable to an increase in accounts receivable and lower accrued liabilities and accounts payable. Our net cash provided by operating activities was further impacted by loss on debt extinguishment of $11.9 million, depreciation and amortization of $8.4 million, PIK interest of $3.3 million and amortization of debt issuance costs of $1.4 million.
For the three months ended March 31, 2024, net cash provided by operating activities was $1.9 million. Our net cash provided by operating activities was driven by net loss for the period, which totaled $17.2 million, offset by positive working capital impacts of $5.7 million, depreciation and amortization of $9.6 million, PIK interest of $3.1 million, and amortization of debt issuance costs of $2.0 million.
Cash flows attributable to our investing activities. For the three months ended March 31, 2025, net cash used in investing activities consisted primarily of capital expenditures of $1.4 million.
For the three months ended March 31, 2024, net cash used in investing activities consisted primarily of capital expenditures of $3.0 million.
Cash flows attributable to our financing activities. For the three months ended March 31, 2025, net cash provided by financing activities was $11.2 million, consisting primarily of the net borrowings under the Revolving Credit Loans of $8.0 million, borrowings under the new First Lien Term Loan and 2025 Second Lien Term Loan partially offset by the payments of the total outstanding balances under the Corre Delayed Draw Term Loan, Corre Incremental Term Loan and ME/RE Loans, and a partial pay down of the Corre Uptiered Loan. In addition, we paid $8.1 million of debt issuance costs for the Refinancing Transactions at March 12, 2025.
For the three months ended March 31, 2024, net cash used in financing activities was $9.8 million, consisting primarily of net payments under our 2022 ABL Credit Facility of $9.9 million, payments under the ME/RE Loans of $0.7 million, payments under the Incremental Term Loan of $0.4 million, and payment of debt issuance costs of $1.4 million, partially offset by equipment financing of $2.5 million.
Effect of exchange rate changes on cash and cash equivalents. For the three months ended March 31, 2025 and 2024, the effect of foreign exchange rate changes on cash was $0.1 million and negative $0.3 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in U.S. Dollar exchange rate against the Euro, the British Pound, the Canadian Dollar and the Brazil Real.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. See Note 10 - Debt in this Quarterly Report on Form 10-Q and Note 11 - Debt in our Annual Report on Form 10-K for additional details of our off-balance sheet arrangements.
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2025.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item 3.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the CEO and CFO have concluded as of March 31, 2025, that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the requisite time periods.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2025.

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
Insider Trading Arrangements. During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” (each as defined in Item 408(a) of Regulation S-K under the Exchange Act).

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

10.1*
First Lien Term Loan Credit Agreement, dated as of March 12, 2025, by and among Team, Inc., as Borrower, the lenders party thereto, the guarantors party thereto and HPS Investment Partners, LLC, as Agent (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on March 13, 2025, incorporated by reference herein).

10.2*
Second Amended and Restated Term Loan Credit Agreement, dated as of March 12, 2025, by and among Team, Inc., as Borrower, the lenders party thereto, the guarantors party thereto and Cantor Fitzgerald Securities, as Agent (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on March 13, 2025, incorporated by reference herein).

10.3*
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

TEAM, INC. (Registrant)

Date: May 12, 2025	/S/ Keith D. Tucker
Keith D. Tucker Chief Executive Officer (Principal Executive Officer)

/S/ Nelson M. Haight
Nelson M. Haight Chief Financial Officer (Principal Financial Officer)

/S/ Matthew E. Acosta
Matthew E. Acosta Vice President, Chief Accounting Officer (Principal Accounting Officer)