Form 10-Q
period 2025-06-30
TEAM INC
filed 2025-08-12
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The Registrant had 4,498,854 shares of common stock, par value $0.30, outstanding as of August 8, 2025.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$20,709	$35,545
Accounts receivable, net of allowance of $3,667 and $3,271 respectively	207,533	172,645
Inventory	41,539	37,874
Income tax receivable	594	396
Prepaid expenses and other current assets	56,121	58,643
Total current assets	326,496	305,103
Property, plant and equipment, net	112,247	112,835
Intangible assets, net	44,056	50,243
Operating lease right-of-use assets	43,488	40,407
Defined benefit pension asset	5,535	4,768
Other assets, net	14,561	13,427
Deferred tax asset	1,978	1,582
Total assets	$548,361	$528,365
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt and finance lease obligations	$3,833	$6,485
Current portion of operating lease obligations	15,080	14,790
Accounts payable	43,028	42,091
Other accrued liabilities	100,756	105,228
Income tax payable	3,106	2,654
Total current liabilities	165,803	171,248
Long-term debt and finance lease obligations	366,381	318,626
Operating lease obligations	31,220	28,631
Deferred tax liabilities	4,525	4,965
Other long-term liabilities	3,356	3,157
Total liabilities	571,285	526,627
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, 500,000 shares authorized, none issued	—	—
Common stock, par value $0.30 per share, 12,000,000 shares authorized; 4,498,932 and 4,493,338 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,350	1,348
Additional paid-in capital	460,434	460,186
Accumulated deficit	(449,651)	(415,667)
Accumulated other comprehensive loss	(35,057)	(44,129)
Total shareholders’ equity (deficit)	(22,924)	1,738
Total liabilities and shareholders’ equity (deficit)	$548,361	$528,365
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$248,026	$228,618	$446,681	$428,218
Operating expenses	179,937	165,064	331,326	315,933
Gross margin	68,089	63,554	115,355	112,285
Selling, general and administrative expenses	55,986	52,395	109,255	107,512
Operating income	12,103	11,159	6,100	4,773
Interest expense, net	(11,896)	(11,909)	(23,332)	(24,007)
Loss on debt extinguishment	—	—	(11,853)	—
Other income (expense), net	(3,490)	(541)	(3,694)	821
Loss before income taxes	(3,283)	(1,291)	(32,779)	(18,413)
Provision for income taxes	(983)	(1,472)	(1,205)	(1,545)
Net loss	$(4,266)	$(2,763)	$(33,984)	$(19,958)

Loss per common share:
Basic and diluted	$(0.95)	$(0.63)	$(7.56)	$(4.52)

Weighted-average number of shares outstanding:
Basic and diluted	4,494	4,416	4,494	4,415

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(4,266)	$(2,763)	$(33,984)	$(19,958)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	7,012	(330)	9,027	(3,192)
Defined benefit pension plans:
Amortization of prior service cost	8	8	16	16
Amortization of net actuarial loss	94	79	181	158
Other comprehensive income (loss), before tax	7,114	(243)	9,224	(3,018)
Tax provision attributable to other comprehensive income (loss)	(108)	(5)	(152)	(5)
Other comprehensive income (loss), net of tax	7,006	(248)	9,072	(3,023)
Total comprehensive income (loss)	$2,740	$(3,011)	$(24,912)	$(22,981)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’Equity (Deficit)
	Shares	Amount

Balance at December 31, 2024	4,493	$1,348	$460,186	$(415,667)	$(44,129)	$1,738
Net loss	—	—	—	(29,718)	—	(29,718)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,971	1,971
Defined benefit pension plans, net of tax	—	—	—	—	95	95
Non-cash compensation	—	—	(53)	—	—	(53)
Balance at March 31, 2025	4,493	$1,348	$460,133	$(445,385)	$(42,063)	$(25,967)
Net loss	—	—	—	(4,266)	—	(4,266)
Net settlement of vested stock awards	6	2	(65)	—	—	(63)
Foreign currency translation adjustment, net of tax	—	—	—	—	6,904	6,904
Defined benefit pension plans, net of tax	—	—	—	—	102	102
Non-cash compensation	—	—	366	—	—	366
Balance at June 30, 2025	4,499	$1,350	$460,434	$(449,651)	$(35,057)	$(22,924)

Balance at December 31, 2023	4,415	$1,315	$458,614	$(377,401)	$(36,932)	$45,596
Net loss	—	—	—	(17,195)	—	(17,195)
Net settlement of vested stock awards	—	10	(10)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	(2,862)	(2,862)
Defined benefit pension plans, net of tax	—	—	—	—	87	87
Non-cash compensation	—	—	665	—	—	665
Balance at March 31, 2024	4,415	$1,325	$459,269	$(394,596)	$(39,707)	$26,291
Net loss	—	—	—	(2,763)	—	(2,763)
Net settlement of vested stock awards	7	2	(19)	—	—	(17)
Foreign currency translation adjustment, net of tax	—	—	—	—	(291)	(291)
Defined benefit pension plans, net of tax	—	—	—	—	43	43
Non-cash compensation	—	—	612	—	—	612
Balance at June 30, 2024	4,422	$1,327	$459,862	$(397,359)	$(39,955)	$23,875

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(33,984)	$(19,958)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,929	18,900
Write-off of software cost	45	—
Loss on debt extinguishment	11,853	—
Amortization of debt issuance costs, debt discounts, and deferred financing costs	2,608	3,625
Paid-in-kind (“PIK”) interest	6,541	6,318
Allowance for credit losses	788	733
Foreign currency loss (gain)	3,749	(623)
Deferred income taxes	(851)	(545)
Loss on asset disposal	—	32
Non-cash compensation costs	313	1,277
Other, net	(38)	(195)
Changes in operating assets and liabilities:
Accounts receivable	(31,187)	(13,796)
Inventory	(2,663)	(356)
Prepaid expenses and other assets	161	(726)
Accounts payable	(1,486)	6,148
Other accrued liabilities	(4,999)	(6,548)
Income taxes	216	1,248
Net cash used in operating activities	(32,005)	(4,466)
Cash flows from investing activities:
Capital expenditures	(4,316)	(5,759)
Proceeds from disposal of assets	—	139
Net cash used in investing activities	(4,316)	(5,620)
Cash flows from financing activities:
Borrowings under Revolving Credit Loans	37,000	10,500
Payments under Revolving Credit Loans	(17,018)	(9,909)
Payments under Corre Delayed Draw Term Loan	(35,700)	—
Payments under Corre Uptiered Loan	(55,894)	—
Borrowings under First Lien Term Loan	175,000	—
Payments under First Lien Term Loan	(438)	—
Payments under ME/RE Loans	(23,427)	(1,421)
Payments under Corre Incremental Term Loan	(48,015)	(713)
Payments for debt issuance costs	(8,899)	(2,800)
Other	(1,448)	1,843
Net cash provided by (used) in financing activities	21,161	(2,500)
Effect of exchange rate changes on cash	324	(380)
Net decrease in cash and cash equivalents	(14,836)	(12,966)
Cash and cash equivalents at beginning of period	35,545	35,427
Cash and cash equivalents at end of period	$20,709	$22,461

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
We are a global, leading provider of specialty industrial services offering customers access to a full suite of conventional, specialized, and proprietary mechanical, heat-treating, and inspection services. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability, and operational efficiency for our customers’ most critical assets. We conduct operations in two segments: Inspection and Heat Treating (“IHT”) and Mechanical Services (“MS”). Through the capabilities and resources in these two segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the customer’s election. In addition, we are capable of escalating with the customer’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide these services in three distinct customer demand profiles: (i) turnaround or project services, (ii) callout services, and (iii) nested or run-and-maintain services.
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

2. REVENUE
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from customer contracts by geographic region, by reportable operating segment and by service type is presented below:
Geographic area (in thousands):

	Three Months Ended June 30, 2025
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue:
IHT	$111,987	$15,112	$3,297	$130,396
MS	72,299	10,312	35,019	117,630
Total	$184,286	$25,424	$38,316	$248,026

	Three Months Ended June 30, 2024
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue:
IHT	$98,712	$11,499	$3,023	$113,234
MS	67,828	11,299	36,257	115,384
Total	$166,540	$22,798	$39,280	$228,618

	Six Months Ended June 30, 2025
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue:
IHT	$208,384	$22,224	$6,003	$236,611
MS	133,276	15,407	61,387	210,070
Total	$341,660	$37,631	$67,390	$446,681

	Six Months Ended June 30, 2024
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue:
IHT	$187,287	$19,220	$6,175	$212,682
MS	132,130	15,967	67,439	215,536
Total	$319,417	$35,187	$73,614	$428,218

Operating segment and service type (in thousands):

	Three Months Ended June 30, 2025
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$100,637	$51	$21,922	$7,786	$130,396
MS	—	117,054	149	427	117,630
Total	$100,637	$117,105	$22,071	$8,213	$248,026

	Three Months Ended June 30, 2024
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$90,113	$2	$17,459	$5,660	$113,234
MS	—	112,873	248	2,263	115,384
Total	$90,113	$112,875	$17,707	$7,923	$228,618

	Six Months Ended June 30, 2025
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$185,081	$52	$38,294	$13,184	$236,611
MS	—	208,341	338	1,391	210,070
Total	$185,081	$208,393	$38,632	$14,575	$446,681

	Six Months Ended June 30, 2024
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat Treating	Other	Total
Revenue:
IHT	$171,123	$147	$30,943	$10,469	$212,682
MS	—	211,736	355	3,445	215,536
Total	$171,123	$211,883	$31,298	$13,914	$428,218
For additional information on our reportable segments, refer to Note 14 - Segment Disclosures.
Remaining performance obligations. As permitted by ASC 606, Revenue from Contracts with Customers, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient, which permits us to recognize revenue in the amount to which we have a right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. As most of our contracts with customers are short-term in nature and billed on a time and material basis, there were no material amounts of remaining performance obligations as of June 30, 2025 and December 31, 2024.

3. ACCOUNTS RECEIVABLE
A summary of accounts receivable as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Trade accounts receivable	$162,254	$145,743
Unbilled revenues	48,946	30,173
Allowance for credit losses	(3,667)	(3,271)
Total	$207,533	$172,645
The following table shows a rollforward of the allowance for credit losses (in thousands):

June 30, 2025
(unaudited)
Balance at beginning of period	$3,271
Provision for expected credit losses	1,095
Recoveries collected	(307)
Write-offs	(439)
Foreign exchange effects	47
Balance at end of period	$3,667

4. INVENTORY
A summary of inventory as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Raw materials	$10,115	$9,098
Work in progress	4,856	2,267
Finished goods	26,568	26,509
Total	$41,539	$37,874

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Insurance receivable	$39,000	$39,000
Prepaid expenses	14,574	15,817
Other current assets	2,547	3,826
Total	$56,121	$58,643
The insurance receivable relates to the receivables from our third-party insurance providers for a legal claim that is recorded in other accrued liabilities, refer to Note 8 - Other Accrued Liabilities. Insurance receivables will be collected from our third-party insurance providers for litigation matters that have been settled, or are pending settlement, and where the deductibles have been satisfied. The prepaid expenses primarily relate to prepaid insurance and other expenses that have been paid in advance of the coverage period. Other current assets include other receivables, current portion of software implementation costs, and deferred financing charges.

6. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Land	$4,006	$4,006
Buildings and leasehold improvements	61,711	60,642
Machinery and equipment	301,186	289,384
Furniture and fixtures	11,020	10,675
Capitalized ERP system development costs	45,903	45,903
Computers and computer software	19,503	19,067
Automobiles	2,445	2,723
Construction in progress	1,042	757
Total	446,816	433,157
Accumulated depreciation and amortization	(334,569)	(320,322)
Property, plant and equipment, net	$112,247	$112,835
Included in the table above are assets under finance leases of $10.8 million and $7.7 million as of June 30, 2025 and December 31, 2024, respectively, and related accumulated amortization of $3.7 million and $3.2 million as of June 30, 2025 and December 31, 2024, respectively.
Depreciation expense for the three and six months ended June 30, 2025 and 2024 is included in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense:
Amount included in operating expenses	$3,094	$3,487	$6,179	$7,047
Amount included in SG&A expenses	1,646	1,735	3,278	3,487
Total depreciation expense	$4,740	$5,222	$9,457	$10,534

7. INTANGIBLE ASSETS
A summary of intangible assets as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

	June 30, 2025
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$162,678	$(119,089)	$43,589
Trade names	19,172	(18,859)	313
Technology	2,300	(2,146)	154
Licenses	683	(683)	—
Intangible assets	$184,833	$(140,777)	$44,056

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$162,633	$(113,033)	$49,600
Trade names	19,129	(18,754)	375
Technology	2,300	(2,032)	268
Licenses	683	(683)	—
Intangible assets	$184,745	$(134,502)	$50,243

Amortization expense of intangible assets for the three months ended June 30, 2025 and 2024 was $3.1 million and $3.1 million, respectively. Amortization expense of intangible assets for the six months ended June 30, 2025 and 2024 was $6.2 million and $6.2 million, respectively. Amortization expense of intangible assets is included in “Selling, general and administrative expenses” on our condensed consolidated statements of operations.
The weighted-average amortization period for intangible assets subject to amortization was 13.9 years and 13.8 years, respectively as of June 30, 2025 and December 31, 2024.

8. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Legal and professional accruals	$44,731	$44,285
Payroll and other compensation expenses	39,254	41,692
Insurance accruals	2,509	3,480
Property, sales and other non-income related taxes	4,821	6,379
Accrued interest	5,250	5,516
Volume discount	1,818	1,902
Other accruals	2,373	1,974
Total	$100,756	$105,228
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

9. INCOME TAXES

We recorded an income tax provision of $1.0 million and $1.2 million for the three and six months ended June 30, 2025, compared to a provision of $1.5 million and $1.5 million for the three and six months ended June 30, 2024. The effective tax rate, inclusive of discrete items, was a provision of 29.9% for the three months ended June 30, 2025, compared to a provision of 114.0% for the three months ended June 30, 2024. For the six months ended June 30, 2025, our effective tax rate, inclusive of discrete items, was a provision of 3.7%, compared to a provision of 8.4% for the six months ended June 30, 2024. The decrease in effective tax rate for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 is due to the mix of pretax income in non-valuation allowance jurisdictions and pretax losses in valuation allowance jurisdictions, along with changes in permanent differences. The impact is a smaller increase in income tax expense as compared to pretax income resulting in a decrease in effective tax rate.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law with varying effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements. Additional disclosures may be provided in future periods as the impact of the legislation is determined.

10. DEBT
As of June 30, 2025 and December 31, 2024, our total long-term debt and finance lease obligations are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
2022 ABL Credit Agreement	$97,886	$112,671
First Lien Term Loan[1]	166,474	—
2025 Second Lien Term Loan[1]	98,065	—
ME/RE Loans[1]	—	22,119
Corre Uptiered Loan[1]	—	143,955
Corre Incremental Term Loan[1]	—	39,824
Equipment Finance Loan	437	1,399
Total	362,862	319,968
Finance lease obligations	7,352	5,143
Total long-term debt and finance lease obligations	370,214	325,111
Current portion of long-term debt and finance lease obligations	(3,833)	(6,485)
Total long-term debt and finance lease obligations, less current portion	$366,381	$318,626
1    Comprised of principal amount outstanding, less unamortized debt issuance costs. See below for additional information.
2022 ABL Credit Facility
On February 11, 2022, we entered into a credit agreement, with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent (“Eclipse”) (such agreement, as amended by Amendment No.1 dated as of May 6, 2022, Amendment No.2 dated as of November 1, 2022, Amendment No.3 dated as of June 16, 2023 (“ABL Amendment No.3”), Amendment No.4 dated as of March 6, 2024, Amendment No.5 dated as of September 30, 2024 and Amendment No.6 dated as of March 12, 2025, the “2022 ABL Credit Agreement”).

On March 12, 2025, using a portion of the proceeds from the Initial First Lien Term Loan (defined below), we fully repaid the delayed draw term loan of $35.0 million (the “Corre Delayed Draw Term Loan”) originally provided by Corre Partners Management, LLC (“Corre”) and certain of its affiliates, and the ME/RE Loans (described below) of $22.3 million provided by Eclipse and previously outstanding under the 2022 ABL Credit Agreement.

Available funding commitments to us under the 2022 ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $130.0 million to be provided by certain affiliates of Eclipse, with a $35.0 million sublimit for swingline borrowings, and a $26.0 million sublimit for issuances of letters of credit (the “Revolving Credit Loans”).

The terms of the Revolving Credit Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	9/30/2027
Interest rate	SOFR + applicable margin (base + applicable margin)
Actual interest rate
6/30/2025	8.69%
6/30/2024	10.09%
Interest payments	monthly
Cash paid for interest
YTD 6/30/2025	$3,801
YTD 6/30/2024	$3,816
Principal balance
6/30/2025	$97,886
12/31/2024	$77,905
Unamortized balance of deferred financing cost
6/30/2025	$988
12/31/2024	$693
Available amount at 6/30/2025	$22,669

As of December 31, 2024, the Corre Delayed Draw Term Loan had a net carrying balance of $34.8 million, which consisted of the principal balance of $35.0 million less the unamortized balance of debt issuance cost of $0.2 million. The actual interest rate at June 30, 2024 was 15.44% and cash paid for interest was $1.4 million and $2.7 million, respectively, during the six months ended June 30, 2025 and 2024.

The 2022 ABL Credit Agreement contains customary conditions to borrowings and covenants, as described in the 2022 ABL Credit Agreement. As of June 30, 2025, we are in compliance with the covenants.

As of June 30, 2025, $9.4 million in letters of credit were issued under the 2022 ABL Credit Agreement. Such amounts remain undrawn and are off-balance sheet.
ME/RE Loans
On March 12, 2025, using a portion of the proceeds from the Initial First Lien Term Loan, we fully repaid the ME/RE Loans of $22.3 million provided to us pursuant to ABL Amendment No.3. ME/RE Loans were secured by a first priority lien and mortgage on certain real estate and machinery and equipment of the Company.
As of December 31, 2024, the ME/RE Loans had net carrying balance of $22.1 million, which consisted of the principal balance of $23.0 million less the unamortized balance of debt issuance cost of $0.9 million. The actual and effective interest rates at June 30, 2024 were 11.19% and 17.38%, respectively. Cash paid for interest during the six months ended June 30, 2025 and 2024 was $0.6 million and $1.4 million, respectively.

First Lien Term Loan Agreement

On March 12, 2025, we entered into a First Lien Term Loan Credit Agreement (the “First Lien Term Loan Agreement”) with the lenders party thereto and HPS Investment Partners, LLC. Available funding commitments include a $225.0 million senior secured first lien term loan (the “First Lien Term Loan”) consisting of a $175.0 million initial term loan tranche (the “Initial First Lien Term Loan”) and a $50.0 million delayed draw term loan tranche (the “First Lien Delayed Draw Term Loan”), which is available to be drawn from March 12, 2025 to June 30, 2027, subject to satisfying certain conditions, including pro forma compliance with a First Lien Net Leverage Ratio (as defined in the First Lien Term Loan Agreement) of 3.75 to 1.00 and Liquidity (as defined in the First Lien Term Loan Agreement) of not less than $40.0 million. All outstanding amounts in respect of the First Lien Term Loan mature and become due and payable on March 12, 2030. The Initial First Lien Term Loan borrowed under the First Lien Term Loan Agreement bear interest at an annual rate of the Secured Overnight Financing Rate (“SOFR”) for interest periods of one-, three- or six-months, at the Company’s election, plus a margin of 6.50% per annum. Beginning with the quarter ending September 30, 2025, the interest rate margin may vary from 7.00% to 6.00% depending on the First Lien Net Leverage Ratio.

The proceeds of the Initial First Lien Term Loan were used to redeem and repay the Corre Delayed Draw Term Loan and the ME/RE Loans under the 2022 ABL Credit Agreement and a portion of the outstanding balance of the Existing A&R Term

Loan Agreement (as defined below). To the extent borrowed, the proceeds of the First Lien Delayed Draw Term Loan will be used solely to repay the obligations under the Second A&R Second Lien Term Loan Agreement (as defined below). As of June 30, 2025, we have not drawn on the First Lien Delayed Draw Term Loan.

The terms of the Initial First Lien Term Loan are described in the table below (dollar amounts are presented in thousands):

Maturity date	3/12/2030
Stated interest rate	SOFR+applicable margin (base+applicable margin)
Principal payments	$438 quarterly
Effective interest rate
6/30/2025	12.70%
Actual interest rate
6/30/2025	10.74%
Interest payments	quarterly
Cash paid for interest
YTD 6/30/2025	$1,735
Balances at 6/30/2025
Principal balance	$174,563
Unamortized balance of debt discount and issuance cost[1]	$(8,089)
Net carrying balance	$166,474
1    Consists of debt discount of $3,791 and debt issuance cost of $4,298.
The First Lien Term Loan Agreement contains certain conditions to borrowings, events of default and affirmative and negative covenants and a financial covenant prohibiting the Company from exceeding a maximum First Lien Net Leverage Ratio (as defined in the First Lien Term Loan Agreement), tested as of the end of each fiscal quarter, of 5.50 to 1.00. Further, the First Lien Term Loan Agreement includes certain events of default, the occurrence of which may require that we pay an additional 2.0% interest on the outstanding loans and other obligations under the First Lien Term Loan Agreement. As of June 30, 2025, we are in compliance with the covenants.
A&R Term Loan Credit Agreement / Second A&R Second Lien Term Loan Credit Agreement
On March 12, 2025, we entered into a Second Amended and Restated Second Lien Term Loan Credit Agreement with the lenders party thereto and Cantor Fitzgerald Securities, as Agent (the “Second A&R Second Lien Term Loan Agreement”), which amended and restated the existing Amended and Restated Term Loan Credit Agreement, dated June 16, 2023 (the “Existing A&R Term Loan Agreement”). The Existing A&R Term Loan Agreement included a term loan credit agreement entered into on November 9, 2021, as amended through March 29, 2023 (the “Corre Uptiered Loan”), and an additional funding commitment, subject to certain conditions, consisting of a $57.5 million senior secured first lien term loan (the “Corre Incremental Term Loan”) provided by Corre and certain of its affiliates and comprised of a $37.5 million term loan tranche and a $20.0 million delayed draw tranche, of which $10.0 million remained undrawn at March 12, 2025.

On March 12, 2025, using a portion of the proceeds from the Initial First Lien Term Loan, we fully paid off the outstanding principal balance on the Corre Incremental Term Loan in the amount of $46.3 million and paid down $54.1 million of the outstanding principal balance on the Corre Uptiered Loan. The remaining portion of the Corre Uptiered Loan of $93.9 million, together with certain fees and accrued interest, was rolled into the 2025 Second Lien Term Loans (defined below).

The Second A&R Second Lien Term Loan Agreement contains certain conditions to borrowings, events of default and affirmative and negative covenants and a financial covenant prohibiting the Company from exceeding a maximum First Lien Net Leverage Ratio (as defined in the Second A&R Second Lien Term Loan Agreement), tested at the end of each fiscal quarter, of 6.00 to 1.00. Further, the Second A&R Second Lien Term Loan Agreement includes certain events of default, the occurrence of which may require that the Company pay an additional 2.0% interest on the outstanding loans and other obligations under the Second A&R Second Lien Term Loan Agreement. As of June 30, 2025, we are in compliance with the covenants.

Available funding commitments under the Second A&R Second Lien Term Loan Agreement, subject to certain conditions, include a $107.4 million second lien term loan (the “Second Lien Term Loans”), provided by Corre and certain of its affiliates, consisting of a $97.4 million term loan tranche (the “2025 Second Lien Term Loans”) and a $10.0 million delayed draw term loan tranche (the “Second Lien Delayed Draw Term Loans”) which is available to be drawn from March 12, 2025, until April 15, 2026, subject to satisfying certain conditions. All outstanding amounts in respect of the Second Lien Term Loans mature and become due and payable on June 10, 2030. To the extent borrowed, the proceeds of the Second Lien Delayed Draw Term Loans are permitted to be used by the Company for general working capital and liquidity purposes. As of June 30, 2025, we have not drawn on the Second Lien Delayed Draw Term Loans.

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

The terms of the 2025 Second Lien Term Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	6/10/2030
Principal payments	quarterly [1]
Effective interest rate
6/30/2025	16.06%
Actual interest rate
6/30/2025	13.50%
Interest payments	quarterly
Cash paid for interest
6/30/2025	$—
PIK interest added to principal balance
6/30/2025	$4,183
Balances at 6/30/2025
Principal balance	$101,376
Unamortized balance of debt issuance cost	$(3,311)
Net carrying balance	$98,065
1    Principal payments represent a percentage (ranges between 0% and 0.25% based on the First Lien Net Leverage Ratio) of the outstanding principal balance. As of June 30, 2025 we are not making principal payments.

As of December 31, 2024, the Corre Incremental Term Loan had a net carrying balance of $39.8 million, which consisted of the principal balance of $46.6 million less the unamortized balance of debt issuance cost of $6.8 million. The stated and effective interest rates at June 30, 2024 were 12.0% and 22.96%, respectively. Cash paid for interest during the six months ended June 30, 2025 and 2024 was $2.5 million and $2.9 million, respectively.

As of December 31, 2024, the Corre Uptiered Loan had a net carrying balance of $144.0 million, which consisted of the principal balance of $144.5 million less the unamortized balance of debt issuance cost of $0.5 million. The stated and effective interest rates at June 30, 2024 were 13.5% and 14.56%, respectively. Cash paid for interest during the six months ended June 30, 2025 and 2024 was $2.7 million and $1.4 million, respectively.

Warrants
As of June 30, 2025 and December 31, 2024, APSC Holdco II, L.P. held 500,000 warrants and certain affiliates of Corre collectively held 500,000 warrants, in each case providing for the purchase of one share of the Company’s common stock per warrant at an exercise price of $15.00. The warrants will expire on December 8, 2028.

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
1970 Group Substitute Insurance Reimbursement Facility
On September 16, 2024, we entered into an amended and restated substitute insurance reimbursement facility agreement with the 1970 Group Inc. (“1970 Group”) (such agreement, the “Substitute Insurance Reimbursement Facility Agreement”). Under the Substitute Insurance Reimbursement Facility Agreement, the 1970 Group extended credit to us in the form of a substitute reimbursement facility (the “Substitute Reimbursement Facility”) of approximately $19.0 million of letters of credit on our behalf in support of our workers’ compensation, commercial automotive and general liability insurance policies. As of June 30, 2025, we have $19.0 million of letters of credit outstanding under the Substitute Reimbursement Facility.
According to the provisions of ASC 470, Debt, the arrangement is a “Substitute Insurance Reimbursement Facility” limited to any amounts drawn under the letters of credit. Therefore, until we use or draw on the Substitute Insurance Reimbursement Facility, the letters of credit are treated as an off-balance sheet credit arrangement. The fees paid by us periodically under this arrangement are deferred and amortized to interest expense over the term of the arrangement. As of June 30, 2025, we had approximately $0.5 million of unamortized deferred fees.
Liquidity
As of June 30, 2025, we had $16.6 million of unrestricted cash and cash equivalents and $4.1 million of restricted cash, including $2.8 million of restricted cash held as collateral for letters of credit and commercial card programs. International cash balances included in total cash as of June 30, 2025 were $6.4 million, and approximately $1.1 million of such cash is restricted. As of June 30, 2025, we had approximately $32.7 million of available borrowing capacity under our various credit agreements, consisting of $22.7 million available under the Revolving Credit Loans and $10.0 million available under the Second Lien Delayed Draw Term Loan under the Second A&R Second Lien Term Loan Credit Agreement. As of June 30, 2025, we had $30.5 million in letters of credit and $2.0 million in surety bonds outstanding.

11. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). The pension plan was frozen in 1994 and no new participants have been added since that date. Net periodic pension credit includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest cost	$714	$651	$1,386	$1,303
Expected return on plan assets	(870)	(840)	(1,688)	(1,692)
Amortization of prior service cost	8	8	16	16
Amortization of net actuarial loss	94	79	181	158
Net periodic pension credit	$(54)	$(102)	$(105)	$(215)

Net pension credit is included in “Other income (expense), net” on our condensed consolidated statements of operations. The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 6.1% overall, 9.9% for equities and 6.0% for debt securities.

12. SHAREHOLDERS’ EQUITY
Shareholders’ Equity (Deficit) and Preferred Stock
As of June 30, 2025 there were 4,498,932 shares of our common stock outstanding and 12,000,000 shares authorized at $0.30 par value per share.
As of June 30, 2025 we had 500,000 authorized shares of preferred stock, none of which had been issued.
Accumulated Other Comprehensive loss
A summary of changes in accumulated other comprehensive income (loss) included within shareholders’ equity is as follows (in thousands):

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(33,249)	$(10,951)	$71	$(44,129)	$(25,853)	$(11,041)	$(38)	$(36,932)
Other comprehensive income (loss)	9,027	197	(152)	9,072	(3,192)	174	(5)	(3,023)
Balance, end of period	$(24,222)	$(10,754)	$(81)	$(35,057)	$(29,045)	$(10,867)	$(43)	$(39,955)

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
On May 16, 2024, the Texas First Court of Appeals issued a decision which vacated the trial court’s judgment and dismissed the case, holding that the trial court erred in refusing to dismiss the case on forum non conveniens grounds. The plaintiff filed a motion with the Texas First Court of Appeals for rehearing and a motion for en banc reconsideration, which was denied by the Court of Appeals on October 3, 2024. The plaintiff did not seek review with the Texas Supreme Court. On March 5, 2025, the plaintiff re-filed a lawsuit against the Company in the U.S. District Court, Kansas District in Kansas City. We currently have accrued a liability of $39.0 million as of June 30, 2025 in other accrued liabilities, and have recorded a related receivable from our third-party insurance providers in other current assets in the same amount. Such amounts are treated as non-cash operating activities. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3.0 million self-insured retention and deductible. All retentions and deductibles have been met, and accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
Notice of repayment of pandemic related government subsidies - In response to widespread COVID-19 health pandemics, certain of our entities based in foreign jurisdictions received governmental funding assistance to compensate for a portion of employee wages between March 2020 and March 2022. Following ongoing compliance reviews of these funding assistance programs, we received notices stating noncompliance with the requirements of one of these funding assistance programs. Accordingly, based on the assessments completed by the government appointed administrative authority, we previously had accrued $5.5 million as of December 31, 2023, to be potentially repaid over an extended period related to this alleged noncompliance. However, during the year ended December 31, 2024, we successfully appealed $3.8 million of the assessment, which resulted in the reduction of the accrued liability to $1.7 million, subject to appeal, as of June 30, 2025.
Accordingly, for all matters discussed within this Note 13 - Commitments and Contingencies, we have accrued in the aggregate approximately $40.7 million as of June 30, 2025, of which approximately $1.7 million is not covered by our various insurance policies.
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
Segment data for our two operating segments are as follows (in thousands):

	Three Months Ended June 30, 2025
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$130,396	$117,630	$248,026
Adjusted operating expenses[1]	95,008	81,752	176,760
Adjusted selling, general and administrative expenses[2]	15,898	20,892	36,790
Adjusted EBITDA	$19,490	$14,986	$34,476

	Three Months Ended June 30, 2024
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$113,234	$115,384	$228,618
Adjusted operating expenses[1]	82,226	79,284	161,510
Adjusted selling, general and administrative expenses[2]	15,419	20,750	36,169
Adjusted EBITDA	$15,589	$15,350	$30,939

	Six Months Ended June 30, 2025
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$236,611	$210,070	$446,681
Adjusted operating expenses[1]	174,703	150,304	325,007
Adjusted selling, general and administrative expenses[2]	30,794	41,286	72,080
Adjusted EBITDA	$31,114	$18,480	$49,594

	Six Months Ended June 30, 2024
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$212,682	$215,536	$428,218
Adjusted operating expenses[1]	158,359	150,447	308,806
Adjusted selling, general and administrative expenses[2]	30,385	40,592	70,977
Adjusted EBITDA	$23,938	$24,497	$48,435
_____________
1    Represent operating expenses excluding indirect depreciation and amortization, and severance cost.
2    Represent segment selling, general and administrative expenses excluding depreciation and amortization, noncash share-based compensation, professional, legal and other non-recurring costs.

Reconciliation of segment adjusted EBITDA to consolidated loss before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment adjusted EBITDA:	2025	2024	2025	2024
IHT	$19,490	$15,589	$31,114	$23,938
MS	14,986	15,350	18,480	24,497
Total segment adjusted EBITDA	34,476	30,939	49,594	48,435
Segment depreciation and amortization	(7,183)	(7,543)	(14,270)	(15,221)
Segment professional fees, severance and other	(1,376)	(300)	(1,825)	(842)
Corporate and shared support cost	(13,814)	(11,937)	(27,399)	(27,599)
Consolidated operating income	12,103	11,159	6,100	4,773
Interest expense	(11,896)	(11,909)	(23,332)	(24,007)
Loss on debt extinguishment	—	—	(11,853)	—
Other income (expense)	(3,490)	(541)	(3,694)	821
Loss before income taxes	$(3,283)	$(1,291)	$(32,779)	$(18,413)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$1,671	$2,259	$3,129	$2,795
MS	1,277	620	1,944	1,645
Corporate and shared support services	304	51	318	51
Total capital expenditures	$3,252	$2,930	$5,391	$4,491
____________
1    Excludes finance leases. Totals may vary from amounts presented in the consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$2,898	$2,978	$5,714	$6,007
MS	4,285	4,565	8,556	9,214
Corporate and shared support services	1,344	1,717	2,659	3,679
Total depreciation and amortization[1]	$8,527	$9,260	$16,929	$18,900
____________
1 Breakdown of depreciation and amortization included in the Consolidated Statements of Operations described below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization:
Amount included in operating expenses	3,112	3,508	6,214	7,091
Amount included in SG&A expenses	5,415	5,752	10,715	11,809
Total depreciation and amortization	$8,527	$9,260	$16,929	$18,900
Separate measures of our assets by operating segment are not produced or utilized by our CODM to evaluate segment performance.

15. RELATED PARTY TRANSACTIONS
In connection with the Company’s debt transactions, the Company engaged in transactions with Corre to provide and/or repay funding as described in Note 10 - Debt.
16. SUBSEQUENT EVENTS
As of August 12, 2025, the filing date of this Quarterly Report on Form 10-Q, management evaluated the existence of events occurring subsequent to the quarter ended June 30, 2025 and determined that there were no events or transactions that would have a material impact on the Company’s results of operations or financial position.

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
•seasonal and other variations, such as severe weather conditions (including conditions influenced by climate change) and the nature of our customers’ industry, affecting the timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results;
•our significant debt and high leverage which could have a negative impact on our ability to access capital markets, liquidity position and ability to manage increases in interest rates;
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
GENERAL OVERVIEW
Business. We are a global, leading provider of specialty industrial services offering customers access to a full suite of conventional, specialized, and proprietary mechanical, heat-treating, and inspection services. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability, and operational efficiency for our customers’ most critical assets. We conduct operations in two segments: Inspection and Heat Treating (“IHT”) and Mechanical Services (“MS”). Through the capabilities and resources in these two segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the customer’s election. In addition, we are capable of escalating with the customer’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide these services in three distinct customer demand profiles: (i) turnaround or project services, (ii) callout services, and (iii) nested or run-and-maintain services.
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

Results of Operations
The following is a comparison of our results of operations for the three and six months ended June 30, 2025 to the three and six months ended June 30, 2024.
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following is a comparison of our results of operations for the three months ended June 30, 2025 to the three months ended June 30, 2024 (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$130,396	$113,234	$17,162	15.2%
MS	117,630	115,384	2,246	1.9%
Total revenues	$248,026	$228,618	$19,408	8.5%
Operating income (loss):
IHT	$15,780	$12,459	$3,321	26.7%
MS	10,137	10,637	(500)	(4.7)%
Corporate and shared support services	(13,814)	(11,937)	(1,877)	(15.7)%
Total operating income	$12,103	$11,159	$944	8.5%

Interest expense, net	$(11,896)	$(11,909)	$13	0.1%
Other expense, net	(3,490)	(541)	(2,949)	(545.1)%
Loss before income taxes	$(3,283)	$(1,291)	$(1,992)	(154.3)%
Provision for income taxes	(983)	(1,472)	489	33.2%
Net loss	$(4,266)	$(2,763)	$(1,503)	(54.4)%

Revenues. Total revenues increased by $19.4 million or 8.5% from the prior year quarter and were positively impacted by $1.1 million in favorable foreign exchange movement. IHT revenues increased by $17.2 million or 15.2% primarily driven by higher turnaround and callout activity in the U.S. of $13.3 million and a $3.6 million revenue increase in Canada. This increase in activity for IHT represented services performed this quarter on large projects from existing customers in both the U.S. and Canada. MS revenues increased by $2.2 million or 1.9%, primarily driven by a $4.5 million increase in U.S. turnaround activities, partially offset by a $2.3 million revenue decrease in Canada and other international locations such as the United Kingdom and Trinidad, all of which had customer project scope conclude in 2024 and did not repeat through this quarter.

Operating income (loss). Overall operating income was $12.1 million in the current year quarter, a $0.9 million increase compared to the prior year quarter. IHT operating income increased by $3.3 million or 26.7% reflecting the contributions from revenue growth for the quarter, with the U.S. increasing by $2.7 million primarily due to lower costs and improved margins, and improved operating income from Canada of $0.6 million driven mainly by higher customer project activity. MS operating income decreased by $0.5 million or 4.7% as compared to the prior year quarter, with higher U.S. operating income of $2.1 million offset by lower operating income from Canada and other international regions of $1.8 million and $0.8 million, respectively, driven by lower customer project activity as compared to the prior year quarter. Corporate operating loss increased by $1.9 million primarily due to higher nonrecurring professional fees, see details noted in the table below.

For the three months ended June 30, 2025 and 2024, operating income includes net expenses totaling $3.5 million and $0.8 million, respectively, that we do not believe are indicative of our core operating activities, as detailed in the table below (in thousands):

	Three Months Ended June 30,
	2025	2024

Operating income	$12,103	$11,159
Professional fees and other	2,301	516
Legal costs	799	41
Severance charges, net	375	225
Total non-core expenses	3,475	782
Operating income, excluding non-core expenses	$15,578	$11,941
Excluding the impact of these identified non-core items in both periods, operating income increased by $3.7 million or 30.5%, from $11.9 million in the three months ended June 30, 2024 to $15.6 million for the three months ended June 30, 2025. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense remained consistent in the current quarter as compared to the prior year quarter.
Cash interest paid during the quarter ended June 30, 2025 and 2024 was $3.9 million and $6.5 million, respectively. The decrease in cash interest was driven by all the interest expense on the 2025 Second Lien Term Loans being PIK, as well as the timing of interest payments on the First Lien Term Loan.
Other (expense) income, net. Overall change in other (expense) income, net of $2.9 million, is primarily due to the impact of a loss on unfavorable foreign currency fluctuations during the current quarter.

Taxes. The provision for income tax was $1.0 million on the pre-tax loss of $3.3 million in the current year quarter, compared to a $1.5 million income tax provision on a pre-tax loss of $1.3 million in the prior year quarter. The effective tax rate, inclusive of discrete items, was a provision of 29.9% for the three months ended June 30, 2025, compared to a provision of 114.0% for the three months ended June 30, 2024. The decrease in effective tax rate for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is due to the mix of pretax income in non-valuation allowance jurisdictions and pretax losses in valuation allowance jurisdictions. The impact is a larger decrease in income tax expense as compared to pretax income, resulting in a decrease of effective tax rate.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following is a comparison of our results of operations for the six months ended June 30, 2025 to the six months ended June 30, 2024 (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$236,611	$212,682	$23,929	11.3%
MS	210,070	215,536	(5,466)	(2.5)%
Total revenues	$446,681	$428,218	$18,463	4.3%
Operating income (loss):
IHT	$24,473	$17,644	$6,829	38.7%
MS	9,026	14,728	(5,702)	(38.7)%
Corporate and shared support services	(27,399)	(27,599)	200	0.7%
Total operating income	$6,100	$4,773	$1,327	27.8%

Interest expense, net	$(23,332)	$(24,007)	$675	2.8%
Loss on debt extinguishment	(11,853)	—	$(11,853)	(100)%
Other (expense) income, net	(3,694)	821	(4,515)	(549.9)%
Loss before income taxes	$(32,779)	$(18,413)	$(14,366)	(78.0)%
Provision for income taxes	(1,205)	(1,545)	340	22.0%
Net loss	$(33,984)	$(19,958)	$(14,026)	(70.3)%

Revenues. Total revenues increased by $18.5 million or 4.3% from the prior year period. IHT segment year-to-date revenue increased by $23.9 million or 11.3% compared to the prior year period, primarily driven by an increase in U.S. revenue of $18.6 million attributable to large turnaround projects for our existing customers, and expanded support in established nested activities. In addition, increased enhanced non-destructive evaluation and testing services demand generated $2.5 million year over year growth from our Aerospace facility, as well as greater turnaround and callout services, especially in eastern Canada, that contributed to a $3.0 million revenue increase in Canada. MS segment revenue decreased by $5.5 million or 2.5% compared to the prior year period, with a $1.1 million U.S. revenue increase offset by a $6.6 million revenue decrease in Canada and other international areas due to the conclusion of prior year projects related to plant shutdowns in Trinidad, the United Kingdom and Latin America that did not repeat in 2025.

Operating income (loss). Overall operating income was $6.1 million in the 2025 period, a $1.3 million or 27.8% improvement over operating income of $4.8 million in the prior year period. IHT operating income increased by $6.8 million or 38.7%, primarily driven by the increase in large turnaround projects from our existing customers for the year and the impact of our focus on field cost rationalization. MS operating income decreased by $5.7 million or 38.7% as compared to the prior year period. MS operating income from international operations, excluding Canada, decreased by $3.0 million, reflecting the impact of prior year project activity that did not repeat this year, and MS operating income from the U.S. and Canada which decreased by $0.9 million and $1.8 million, respectively, driven mainly by lower mechanical services activity in certain locations that had turnaround projects in the prior year. Corporate operating loss decreased by $0.2 million compared to the prior year period, primarily due to lower personnel and support cost partially offset by increased nonrecurring professional fees in the current period, see details noted in the table below.

For the six months ended June 30, 2025 and 2024, operating income includes net expenses totaling $6.4 million and $3.4 million, respectively, that we believe are not indicative of our core operating activities, as detailed in the table below (in thousands):

	Six Months Ended June 30,
	2025	2024

Operating income	$6,100	$4,773
Professional fees and other	4,308	2,597
Legal costs	1,289	123
Severance charges, net	842	650
Total non-core expenses	6,439	3,370
Operating income, excluding non-core expenses	$12,539	$8,143
Excluding the impact of these identified non-core items in both periods, operating income improved by $4.4 million, or 54.0% from $8.1 million in the six months ended June 30, 2024 to $12.5 million in the six months ended June 30, 2025. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense, net decreased by $0.7 million from the prior year period. The decrease was primarily attributable to lower interest rates on our Revolving Credit Loans and other facilities.
Cash interest paid for the six months ended June 30, 2025 and 2024 was $12.8 million and $12.4 million, respectively.

Loss on debt extinguishment. On March 12, 2025, pursuant to the debt refinancing transactions executed with our existing and new lenders, we repaid the total outstanding balances under the ME/RE Loans, Corre Delayed Draw Term Loan and Corre Incremental Term Loan, and made a partial payment on the Corre Uptiered Loan, together with any applicable prepayment premiums and related accrued interest, resulting in a loss on debt extinguishment of $11.9 million. The loss on debt extinguishment includes $7.4 million of unamortized debt issuance cost (noncash) written off as part of the debt payoffs.
Other income (expense), net. The overall change in other income (expense), net of $4.5 million, was primarily driven by foreign currency transaction losses in the current year period reflecting the effects of unfavorable fluctuations in the value of the U.S. dollar relative to the foreign currencies to which we have exposure.
Taxes. The provision for income tax was $1.2 million on the pre-tax loss of $32.8 million in the current year-to-date period compared to income tax expense of $1.5 million on the pre-tax loss of $18.4 million in the prior year-to-date period. The effective tax rate was a provision of 3.7% for the six months ended June 30, 2025, compared to a provision of 8.4% for the six months ended June 30, 2024. The effective tax rate differs from the prior year period due to changes in the valuation allowance.

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
The following tables set forth the reconciliation of adjusted net income (loss), EBIT and EBITDA to their most comparable GAAP financial measurements on a consolidated and segmented basis:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted Net Loss:
Net loss	$(4,266)	$(2,763)	$(33,984)	$(19,958)
Professional fees and other[1]	2,301	516	4,308	2,597
Write-off of software cost	—	—	45	—
Legal costs	799	41	1,289	123
Severance charges	375	225	842	650
Loss on debt extinguishment	—	—	11,853	—
Tax impact of adjustments and other net tax items	(90)	(26)	(103)	(138)
Adjusted Net Loss	$(881)	$(2,007)	$(15,750)	$(16,726)

Adjusted Net Loss per common share:
Basic and Diluted	$(0.20)	$(0.45)	$(3.50)	$(3.79)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(4,266)	$(2,763)	$(33,984)	$(19,958)
Provision for income taxes	983	1,472	1,205	1,545
Loss on equipment sale	—	28	5	18
Interest expense, net	11,896	11,909	23,332	24,007
Professional fees and other[1]	2,301	516	4,308	2,597
Write-off of software cost	—	—	45	—
Legal costs	799	41	1,289	123
Severance charges	375	225	842	650
Foreign currency loss (gain)	3,544	615	3,749	(624)
Pension credit[2]	(54)	(102)	(105)	(215)
Loss on debt extinguishment	—	—	11,853	—
Consolidated Adjusted EBIT	15,578	11,941	12,539	8,143
Depreciation and amortization
Amount included in operating expenses	3,112	3,508	6,214	7,091
Amount included in SG&A expenses	5,415	5,752	10,715	11,809
Total depreciation and amortization	8,527	9,260	16,929	18,900
Non-cash share-based compensation costs	366	612	313	1,277
Consolidated Adjusted EBITDA	$24,471	$21,813	$29,781	$28,320

Free Cash Flow:
Cash used in operating activities	$(3,344)	$(6,352)	$(32,005)	$(4,466)
Capital expenditures	(2,910)	(2,743)	(4,316)	(5,759)
Free Cash Flow	$(6,254)	$(9,095)	$(36,321)	$(10,225)
____________________________________

1    For the six months ended June 30, 2025, includes $1.3 million related to debt financing and for the three and six months ended June 30, 2025, includes $2.3 million and $3.0 million, respectively, related to support costs. For the three and six months ended June 30, 2024, includes $0.5 million and $2.4 million, respectively, related to debt financing and for six months ended June 30, 2024, includes $0.2 million related to support costs.
2    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the amount of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date.

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Segment Adjusted EBIT and Adjusted EBITDA:

IHT
Operating income	$15,780	$12,459	$24,473	$17,644
Professional fees and other[1]	750	—	750	40
Severance charges	62	152	177	247
Adjusted EBIT	16,592	12,611	25,400	17,931
Depreciation and amortization	2,898	2,978	5,714	6,007
Adjusted EBITDA	$19,490	$15,589	$31,114	$23,938

MS
Operating income	$10,137	$10,637	$9,026	$14,728
Professional fees and other[1]	—	58	—	140
Legal costs	251	41	251	41
Severance charges	313	49	647	374
Adjusted EBIT	10,701	10,785	9,924	15,283
Depreciation and amortization	4,285	4,565	8,556	9,214
Adjusted EBITDA	$14,986	$15,350	$18,480	$24,497

Corporate and shared support services
Net loss	$(30,183)	$(25,859)	$(67,483)	$(52,330)
Provision for income taxes	983	1,472	1,205	1,545
Loss on equipment sale	—	28	5	18
Interest expense, net	11,896	11,909	23,332	24,007
Foreign currency loss (gain)	3,544	615	3,749	(624)
Professional fees and other[1]	1,551	458	3,558	2,417
Write-off of software cost	—	—	45	—
Legal costs	548	—	1,038	82
Severance charges	—	24	18	29
Pension credit[2]	(54)	(102)	(105)	(215)
Loss on debt extinguishment	—	—	11,853	—
Adjusted EBIT	(11,715)	(11,455)	(22,785)	(25,071)
Depreciation and amortization	1,344	1,717	2,659	3,679
Non-cash share-based compensation costs	366	612	313	1,277
Adjusted EBITDA	$(10,005)	$(9,126)	$(19,813)	$(20,115)

Consolidated Adjusted EBITDA	$24,471	$21,813	$29,781	$28,320
___________________
1    For the six months ended June 30, 2025, includes $1.3 million related to debt financing and for the three and six months ended June 30, 2025, includes $2.3 million and $3.0 million, respectively, related to support costs. For the three and six months ended June 30, 2024, includes $0.5 million and $2.4 million, respectively, related to debt financing and for six months ended June 30, 2024, includes $0.2 million related to support costs.
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
•our ability to manage inflationary pressures, including the impact of tariffs, in our operating costs;
•loss of customers or other unforeseen deterioration in demand for our services;
•    seasonal fluctuations, such as severe weather and other variations in our customers’ industries, that may impede or delay the timing of customer orders and the delivery of our services;
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
See Item 1A “Risk Factors” in our Annual Report on Form 10-K for additional information.

As of June 30, 2025, we had approximately $32.7 million of available borrowing capacity under our various credit facilities, consisting of $22.7 million available under the Revolving Credit Loans, and $10.0 million available under the Second Lien Delayed Draw Term Loans. Our principal uses of cash are for working capital needs, capital expenditures, and operations.
As of June 30, 2025, we were in compliance with our debt covenants. Our ability to maintain compliance with the financial covenants contained in the 2022 ABL Credit Agreement, First Lien Term Loan Agreement and Second A&R Second Lien Term Loan Credit Agreement is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties.
As of August 8, 2025, we had consolidated cash and cash equivalents of $8.8 million, excluding $4.5 million of restricted cash used mainly as collateral for letters of credit and commercial card programs, and approximately $37.7 million of undrawn availability under our various credit facilities, resulting in total liquidity of $46.5 million.
Cash Flows
The following table summarizes cash flows from Operating, Investing and Financing activities (in thousands):

	Six Months Ended June 30,
Cash flows provided by (used in):	2025	2024	Favorable (Unfavorable)
Operating activities	$(32,005)	$(4,466)	$(27,539)
Investing activities	(4,316)	(5,620)	1,304
Financing activities	21,161	(2,500)	23,661
Effect of exchange rate changes on cash	324	(380)	704
Net decrease in cash and cash equivalents	$(14,836)	$(12,966)	$(1,870)

Cash and cash equivalents. Our cash and cash equivalents as of June 30, 2025 totaled $20.7 million, consisting of $16.6 million of unrestricted cash on hand, and $4.1 million of restricted cash. International cash balances as of June 30, 2025 were $6.4 million, and approximately $1.1 million of such cash is located in countries where currency or regulatory restrictions exist.
As of December 31, 2024, our cash and cash equivalents were $35.5 million, including $31.5 million of unrestricted cash on hand, and $4.0 million of restricted cash. International cash balances as of December 31, 2024 were $5.1 million, including $1.1 million of cash located in countries where currency or regulatory restrictions existed.
Our total debt and finance obligations were $370.2 million (of which $3.8 million was classified as current at June 30, 2025), compared to total debt of $325.1 million at December 31, 2024. The increase of $45.1 million was driven by the $20.0 million increase in the Revolving Credit Loans borrowings and increases in other outstanding debt due to the recent refinancing transactions completed on March 12, 2025.
Cash flows attributable to our operating activities. Our largest source of operating cash inflow is cash collection from customers for work performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities, and others.

Cash flows from operating activities are primarily generated from net income or loss adjusted for certain noncash items which include depreciation and amortization, PIK interest, and amortization of debt issuance costs. For the six months ended June 30, 2025, cash flows from operating activities also included an adjustment to net loss for noncash loss on debt extinguishment.
For the six months ended June 30, 2025, net cash used in operating activities was $32.0 million, an increase of $27.5 million as compared to $4.5 million in the 2024 period. This was primarily driven by higher negative working capital impacts. Changes in working capital items such as collection of receivables, and payments of operating payables are significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items used $40.0 million in cash flows during the six months ended June 30, 2025, a $26.0 million increase as compared to the $14.0 million in cash flows used by working capital in the corresponding 2024 period.
Cash flows attributable to our investing activities. For the six months ended June 30, 2025, net cash used in investing activities consisted of capital expenditures of $4.3 million.
For the six months ended June 30, 2024, net cash used in investing activities consisted primarily of capital expenditures of $5.8 million.
Cash flows attributable to our financing activities. For the six months ended June 30, 2025, net cash provided by financing activities was $21.2 million, consisting primarily of the net borrowings under the Revolving Credit Loans of $20.0 million, borrowings under the new First Lien Term Loan and 2025 Second Lien Term Loan, partially offset by the payments of the total outstanding balances under the Corre Delayed Draw Term Loan, Corre Incremental Term Loan and ME/RE Loans, and a partial pay down of the Corre Uptiered Loan. In addition, we paid $8.9 million of debt issuance costs for the debt refinancing transactions executed with our existing and new lenders at March 12, 2025.
For the six months ended June 30, 2024, net cash used in financing activities was $2.5 million, consisting primarily of the payments under the ME/RE Loans of $1.4 million, payments under the Corre Incremental Term Loan of $0.7 million, and payment of debt issuance costs of $2.8 million, partially offset by equipment financing of $1.8 million and net borrowings under the Revolving Credit Loans of $0.6 million.
Effect of exchange rate changes on cash and cash equivalents. For the six months ended June 30, 2025 and 2024, the effect of foreign exchange rate changes on cash was $0.3 million and negative $0.4 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in U.S. Dollar exchange rate against the Euro, the British Pound, the Canadian Dollar and the Brazilian Real.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. See Note 10 - Debt in this Quarterly Report on Form 10-Q and Note 11 - Debt in our Annual Report on Form 10-K for additional details of our off-balance sheet arrangements.
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2025.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item 3.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the CEO and CFO have concluded as of June 30, 2025, that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the requisite time periods.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2025.

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
Insider Trading Arrangements. During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” (each as defined in Item 408(a) of Regulation S-K under the Exchange Act).

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

TEAM, INC. (Registrant)

Date: August 12, 2025	/S/ Keith D. Tucker
Keith D. Tucker Chief Executive Officer (Principal Executive Officer)

/S/ Nelson M. Haight
Nelson M. Haight Chief Financial Officer (Principal Financial Officer)

/S/ Matthew E. Acosta
Matthew E. Acosta Vice President, Chief Accounting Officer (Principal Accounting Officer)