Form 10-Q
period 2025-09-30
TEAM INC
filed 2025-11-12
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The Registrant had 4,527,240 shares of common stock, par value $0.30, outstanding as of November 10, 2025.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$14,812	$35,545
Accounts receivable, net of allowance of $4,379 and $3,271 respectively	194,650	172,645
Inventory	41,526	37,874
Income tax receivable	368	396
Prepaid expenses and other current assets	59,523	58,643
Total current assets	310,879	305,103
Property, plant and equipment, net	111,018	112,835
Intangible assets, net	40,952	50,243
Operating lease right-of-use assets	45,742	40,407
Defined benefit pension asset	5,582	4,768
Other assets, net	15,066	13,427
Deferred tax asset	1,808	1,582
Total assets	$531,047	$528,365
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt and finance lease obligations	$4,003	$6,485
Current portion of operating lease obligations	16,035	14,790
Accounts payable	38,929	42,091
Other accrued liabilities	97,988	105,228
Income tax payable	2,836	2,654
Total current liabilities	159,791	171,248
Long-term debt and finance lease obligations	298,820	318,626
Operating lease obligations	32,327	28,631
Deferred tax liabilities	4,665	4,965
Other long-term liabilities	3,453	3,157
Total liabilities	499,056	526,627
Commitments and contingencies
Redeemable preferred stock, par value $100.00 per share, 75,000 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	49,644	—
Shareholders’ equity (deficit):
Preferred stock, 500,000 shares authorized, 75,000 (included in redeemable preferred stock) and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.30 per share, 12,000,000 shares authorized; 4,498,854 and 4,493,338 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,350	1,348
Additional paid-in capital	479,119	460,186
Accumulated deficit	(461,098)	(415,667)
Accumulated other comprehensive loss	(37,024)	(44,129)
Total shareholders’ equity (deficit)	(17,653)	1,738
Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$531,047	$528,365
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$224,976	$210,758	$671,657	$638,976
Operating expenses	166,932	157,234	498,258	473,167
Gross margin	58,044	53,524	173,399	165,809
Selling, general and administrative expenses	56,702	50,366	165,957	157,878
Operating income	1,342	3,158	7,442	7,931
Interest expense, net	(11,855)	(11,770)	(35,187)	(35,777)
Loss on debt extinguishment	(1,283)	—	(13,136)	—
Other income (expense), net	1,298	(2,010)	(2,396)	(1,189)
Loss before income taxes	(10,498)	(10,622)	(43,277)	(29,035)
Provision for income taxes	(949)	(504)	(2,154)	(2,049)
Net loss	$(11,447)	$(11,126)	$(45,431)	$(31,084)
Dividend and accretion to redemption value on redeemable preferred stock	(610)	—	(610)	—
Net loss attributable to common shareholders	$(12,057)	$(11,126)	$(46,041)	$(31,084)

Loss per common share:
Basic and diluted	$(2.68)	$(2.52)	$(10.24)	$(7.04)

Weighted-average number of shares outstanding:
Basic and diluted	4,499	4,422	4,495	4,418

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(11,447)	$(11,126)	$(45,431)	$(31,084)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(2,073)	4,509	6,954	1,317
Defined benefit pension plans:
Amortization of prior service cost	9	8	25	24
Amortization of net actuarial loss	93	82	274	240
Other comprehensive income (loss) before tax	(1,971)	4,599	7,253	1,581
Tax provision (benefit) attributable to other comprehensive income (loss)	4	83	(148)	78
Other comprehensive income (loss), net of tax	(1,967)	4,682	7,105	1,659
Total comprehensive loss	$(13,414)	$(6,444)	$(38,326)	$(29,425)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’Equity (Deficit)
	Shares	Amount

Balance at December 31, 2024	4,493	$1,348	$460,186	$(415,667)	$(44,129)	$1,738
Net loss	—	—	—	(29,718)	—	(29,718)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,971	1,971
Defined benefit pension plans, net of tax	—	—	—	—	95	95
Non-cash compensation	—	—	(53)	—	—	(53)
Balance at March 31, 2025	4,493	$1,348	$460,133	$(445,385)	$(42,063)	$(25,967)
Net loss	—	—	—	(4,266)	—	(4,266)
Net settlement of vested stock awards	6	2	(65)	—	—	(63)
Foreign currency translation adjustment, net of tax	—	—	—	—	6,904	6,904
Defined benefit pension plans, net of tax	—	—	—	—	102	102
Non-cash compensation	—	—	366	—	—	366
Balance at June 30, 2025	4,499	$1,350	$460,434	$(449,651)	$(35,057)	$(22,924)
Net loss	—	—	—	(11,447)	—	(11,447)
Net settlement of vested stock awards	—	—	(1)	—	—	(1)
Dividend and accretion to redemption value on redeemable preferred stock	—	—	(610)	—	—	(610)
Issuance of warrants in connection with Series B Transactions	—	—	18,943	—	—	18,943
Foreign currency translation adjustment, net of tax	—	—	—	—	(2,069)	(2,069)
Defined benefit pension plans, net of tax	—	—	—	—	102	102
Non-cash compensation	—	—	353	—	—	353
Balance at September 30, 2025	4,499	$1,350	$479,119	$(461,098)	$(37,024)	$(17,653)

Balance at December 31, 2023	4,415	$1,315	$458,614	$(377,401)	$(36,932)	$45,596
Net loss	—	—	—	(17,195)	—	(17,195)
Net settlement of vested stock awards	—	10	(10)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	(2,862)	(2,862)
Defined benefit pension plans, net of tax	—	—	—	—	87	87
Non-cash compensation	—	—	665	—	—	665
Balance at March 31, 2024	4,415	$1,325	$459,269	$(394,596)	$(39,707)	$26,291
Net loss	—	—	—	(2,763)	—	(2,763)
Net settlement of vested stock awards	7	2	(19)	—	—	(17)
Foreign currency translation adjustment, net of tax	—	—	—	—	(291)	(291)
Defined benefit pension plans, net of tax	—	—	—	—	43	43
Non-cash compensation	—	—	612	—	—	612
Balance at June 30, 2024	4,422	$1,327	$459,862	$(397,359)	$(39,955)	$23,875
Net loss	—	—	—	(11,126)	—	(11,126)
Foreign currency translation adjustment, net of tax	—	—	—	—	4,592	4,592
Defined benefit pension plans, net of tax	—	—	—	—	90	90
Non-cash compensation	—	—	467	—	—	467
Balance at September 30, 2024	4,422	$1,327	$460,329	$(408,485)	$(35,273)	$17,898

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(45,431)	$(31,084)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,676	27,934
Loss on debt extinguishment	13,136	—
Amortization of debt issuance costs, debt discounts, and deferred financing costs	3,939	4,690
Paid-in-kind (“PIK”) interest	8,554	11,020
Allowance for credit losses	1,892	832
Foreign currency loss	2,613	1,504
Deferred income taxes	(494)	(754)
Loss (gain) on asset disposal	(80)	24
Non-cash compensation costs	665	1,744
Other, net	(167)	(256)
Changes in operating assets and liabilities:
Accounts receivable	(19,935)	(12,125)
Inventory	(2,723)	(1,357)
Prepaid expenses and other assets	(2,376)	(1,418)
Accounts payable	(5,666)	7,590
Other accrued liabilities	(7,894)	(8,718)
Income taxes	169	1,517
Net cash provided by (used in) operating activities	(28,122)	1,143
Cash flows from investing activities:
Capital expenditures	(7,155)	(7,454)
Proceeds from disposal of assets	82	149
Net cash used in investing activities	(7,073)	(7,305)
Cash flows from financing activities:
Borrowings under Revolving Credit Loans	107,500	20,500
Payments under Revolving Credit Loans	(117,518)	(21,009)
Payments under Corre Delayed Draw Term Loan	(35,700)	—
Payments under Corre Uptiered Loan	(55,894)	—
Borrowings under First Lien Term Loan	175,000	—
Payments under First Lien Term Loan	(875)	—
Payments under 2025 Second Lien Term Loan	(41,803)	—
Payments under ME/RE Loans	(23,427)	(2,131)
Payments under Corre Incremental Term Loan	(48,015)	(1,069)
Payments for debt issuance costs	(11,412)	(7,371)
Proceeds from issuance of Series B Preferred Stock and warrants	75,000	—
Issuance cost related to Series B Preferred Stock and warrants	(7,023)	—
Other	(1,657)	1,153
Net cash provided by (used) in financing activities	14,176	(9,927)
Effect of exchange rate changes on cash	286	(251)
Net decrease in cash and cash equivalents	(20,733)	(16,340)
Cash and cash equivalents at beginning of period	35,545	35,427
Cash and cash equivalents at end of period	$14,812	$19,087

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
We are a global, leading provider of specialty industrial services offering customers access to a full suite of conventional, specialized, and proprietary mechanical, heat-treating, and inspection services. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability, and operational efficiency for our customers’ most critical assets. We conduct operations in two segments: Inspection and Heat-Treating (“IHT”) and Mechanical Services (“MS”). Through the capabilities and resources in these two segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the customer’s election. In addition, we are capable of escalating with the customer’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide these services in three distinct customer demand profiles: (i) turnaround or project services, (ii) callout services, and (iii) nested or run-and-maintain services.
IHT provides conventional and advanced non-destructive testing services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat-treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (onstream), during facility turnarounds or during new construction or expansion activities. In addition, IHT provides comprehensive non-destructive testing services and metallurgical and chemical processing services to the aerospace and other industries covering a range of components including finished machined and in-service components. IHT also provides advanced digital imaging including remote digital video imaging.
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

Recent financing transaction. On September 11, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with InspectionTech Holdings LP (the “Stellex Holder”), an affiliate of Stellex Capital Management LLC (“Stellex”), resulting in the issuance of (i) 75,000 shares of Series B Preferred Stock and (ii) warrants to purchase an aggregate of 1,453,260 shares of common stock for total consideration of $75.0 million (such issuance, along with the use of proceeds therefrom and the other transactions contemplated thereby, the “Series B Transactions”). The proceeds of the Series B Transactions were used to repay a portion of the outstanding loans under the Company’s 2022 ABL Credit Agreement and Second A&R Second Lien Term Loan Agreement, as well as to cover transaction expenses.

Through September 11, 2027, subject to certain conditions, the Purchase Agreement also provides the Company with the option to draw upon (a “Series B Delayed Draw”) up to $30.0 million as a delayed draw, and concurrently issue up to an additional 30,000 shares of Series B Preferred Stock and 581,304 additional warrants. Each draw must be at least $5.0 million and is subject to satisfying certain conditions, including pro forma compliance with a First Lien Net Leverage Ratio (as defined in the First Lien Term Loan Credit Agreement (as defined below)) of 6.50 to 1.00. For each $5.0 million draw, the Company will issue 5,000 shares of Series B Preferred Stock and grant an additional 65,491 Tranche A and an additional 31,393 Tranche B warrants. For draws before December 10, 2025, the applicable Tranche A warrants will have an initial exercise price of $23.00 per share. For draws on or after December 10, 2025, the applicable Tranche A warrants will have an initial exercise price equal to the lesser of $30.00 or 110% of the 30-day volume weighted average price of the Company’s common stock, subject to adjustment. Any additional Tranche B warrants will have an initial exercise price of $50.00 per share, subject to adjustment. The Stellex Holder is not required to participate in more than one draw per calendar quarter. Pursuant to the Purchase Agreement, the proceeds from the Series B Delayed Draw may be used only for the following purposes: (i) to finance permitted acquisitions and certain growth initiatives (including the costs of expansion into new markets), (ii) to repay loans outstanding under the Company’s First Lien Term Loan Agreement (as defined herein), and (iii) for up to 20% of such net proceeds, to finance the Company’s transformation plan as mutually agreed between the Company and Stellex. Any undrawn amounts under this option are subject to a 1.0% annual commitment fee. The warrants issued in connection with these transactions are exercisable for 10 years and include customary anti-dilution and participation rights.

Further details regarding the terms, accounting treatment, and features of the Series B Preferred Stock and warrants are provided in Note 12 - Shareholders’ Equity and Note 13 - Redeemable Preferred Stock.

In connection with the Series B Transactions, the Company entered into amendments to its First Lien Term Loan Agreement, Second A&R Second Lien Term Loan Agreement, and 2022 ABL Credit Agreement. These amendments provided the Company with increased flexibility to complete the equity issuance and related transactions, including reductions to interest rate margins, and increased flexibility regarding leverage ratio thresholds, covenants, and mandatory prepayment requirements. Additional information regarding the related debt amendments is provided in Note 10 - Debt.

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

2. REVENUE
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from customer contracts by geographic region, by reportable operating segment and by service type is presented below:
Geographic area (in thousands):

	Three Months Ended September 30, 2025
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue:
IHT	$99,374	$10,525	$3,879	$113,778
MS	71,127	8,656	31,415	111,198
Total	$170,501	$19,181	$35,294	$224,976

	Three Months Ended September 30, 2024
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue:
IHT	$94,375	$10,103	$3,126	$107,604
MS	63,192	5,201	34,761	103,154
Total	$157,567	$15,304	$37,887	$210,758

	Nine Months Ended September 30, 2025
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue:
IHT	$307,758	$32,749	$9,882	$350,389
MS	204,403	24,063	92,802	321,268
Total	$512,161	$56,812	$102,684	$671,657

	Nine Months Ended September 30, 2024
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue:
IHT	$281,662	$29,323	$9,301	$320,286
MS	195,322	21,168	102,200	318,690
Total	$476,984	$50,491	$111,501	$638,976

Operating segment and service type (in thousands):

	Three Months Ended September 30, 2025
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat-Treating	Other	Total
Revenue:
IHT	$89,064	$—	$15,665	$9,049	$113,778
MS	—	103,824	77	7,297	111,198
Total	$89,064	$103,824	$15,742	$16,346	$224,976

	Three Months Ended September 30, 2024
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat-Treating	Other	Total
Revenue:
IHT	$83,461	$2	$18,036	$6,105	$107,604
MS	—	100,780	363	2,011	103,154
Total	$83,461	$100,782	$18,399	$8,116	$210,758

	Nine Months Ended September 30, 2025
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat-Treating	Other	Total
Revenue:
IHT	$274,145	$52	$53,959	$22,233	$350,389
MS	—	312,165	415	8,688	321,268
Total	$274,145	$312,217	$54,374	$30,921	$671,657

	Nine Months Ended September 30, 2024
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat-Treating	Other	Total
Revenue:
IHT	$254,584	$149	$48,979	$16,574	$320,286
MS	—	312,516	718	5,456	318,690
Total	$254,584	$312,665	$49,697	$22,030	$638,976
For additional information on our reportable segments, refer to Note 15 - Segment Disclosures.
Remaining performance obligations. As permitted by ASC 606, Revenue from Contracts with Customers, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient, which permits us to recognize revenue in the amount to which we have a right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. As most of our contracts with customers are short-term in nature and billed on a time and material basis, there were no material amounts of remaining performance obligations as of September 30, 2025 and December 31, 2024.

3. ACCOUNTS RECEIVABLE
A summary of accounts receivable as of September 30, 2025 and December 31, 2024 is as follows (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Trade accounts receivable	$150,756	$145,743
Unbilled revenues	48,273	30,173
Allowance for credit losses	(4,379)	(3,271)
Total	$194,650	$172,645
The following table shows a rollforward of the allowance for credit losses (in thousands):

September 30, 2025
(unaudited)
Balance at beginning of period	$3,271
Provision for expected credit losses	2,175
Recoveries collected	(252)
Write-offs	(834)
Foreign exchange effects	19
Balance at end of period	$4,379

4. INVENTORY
A summary of inventory as of September 30, 2025 and December 31, 2024 is as follows (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Raw materials	$10,038	$9,098
Work in progress	4,218	2,267
Finished goods	27,270	26,509
Total	$41,526	$37,874

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 is as follows (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Insurance receivable	$39,000	$39,000
Prepaid expenses	16,238	15,817
Other current assets	4,285	3,826
Total	$59,523	$58,643
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

6. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of September 30, 2025 and December 31, 2024 is as follows (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Land	$4,006	$4,006
Buildings and leasehold improvements	61,545	60,642
Machinery and equipment	301,978	289,384
Furniture and fixtures	11,045	10,675
Capitalized ERP system development costs	45,903	45,903
Computers and computer software	19,686	19,067
Automobiles	3,190	2,723
Construction in progress	1,298	757
Total	448,651	433,157
Accumulated depreciation and amortization	(337,633)	(320,322)
Property, plant and equipment, net	$111,018	$112,835
Included in the table above are assets under finance leases of $12.1 million and $7.7 million as of September 30, 2025 and December 31, 2024, respectively, and related accumulated amortization of $4.4 million and $3.2 million as of September 30, 2025 and December 31, 2024, respectively.
Depreciation expense for the three and nine months ended September 30, 2025 and 2024 is included in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense:
Amount included in operating expenses	$3,006	$3,420	$9,185	$10,467
Amount included in SG&A expenses	1,622	1,718	4,900	5,205
Total depreciation expense	$4,628	$5,138	$14,085	$15,672

7. INTANGIBLE ASSETS
A summary of intangible assets as of September 30, 2025 and December 31, 2024 is as follows (in thousands):

	September 30, 2025
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$162,678	$(122,099)	$40,579
Trade names	19,172	(18,895)	277
Technology	2,300	(2,204)	96
Licenses	683	(683)	—
Intangible assets	$184,833	$(143,881)	$40,952

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$162,633	$(113,033)	$49,600
Trade names	19,129	(18,754)	375
Technology	2,300	(2,032)	268
Licenses	683	(683)	—
Intangible assets	$184,745	$(134,502)	$50,243

Amortization expense of intangible assets for the three months ended September 30, 2025 and 2024 was $3.1 million and $3.1 million, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2025 and 2024 was $9.3 million and $9.3 million, respectively. Amortization expense of intangible assets is included in “Selling, general and administrative expenses” on our condensed consolidated statements of operations.
The weighted-average amortization period for intangible assets subject to amortization was 13.9 years and 13.8 years, respectively as of September 30, 2025 and December 31, 2024.

8. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of September 30, 2025 and December 31, 2024 is as follows (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Legal and professional accruals	$44,875	$44,285
Payroll and other compensation expenses	37,029	41,692
Insurance accruals	3,417	3,480
Property, sales and other non-income related taxes	5,124	6,379
Accrued interest	3,442	5,516
Volume discount	1,885	1,902
Other accruals	2,216	1,974
Total	$97,988	$105,228
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

9. INCOME TAXES

We recorded an income tax provision of $0.9 million and $2.2 million for the three and nine months ended September 30, 2025, compared to a provision of $0.5 million and $2.0 million for the three and nine months ended September 30, 2024. The effective tax rate, inclusive of discrete items, was a provision of 9.1% for the three months ended September 30, 2025, compared to a provision of 4.7% for the three months ended September 30, 2024. For the nine months ended September 30, 2025, our effective tax rate, inclusive of discrete items, was a provision of 5.0%, compared to a provision of 7.1% for the nine months ended September 30, 2024. The change in effective tax rate for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 is due to the mix of pretax income in non-valuation allowance jurisdictions and pretax losses in valuation allowance jurisdictions, along with changes in permanent differences.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law with varying effective dates, with certain provisions effective in 2025 and others implemented through 2027. Based on our initial assessment, we do not anticipate the Act will have a material impact on our consolidated financial statements. Additional disclosures may be provided in future periods as the impact of the legislation is determined.

10. DEBT
As of September 30, 2025 and December 31, 2024, our total long-term debt and finance lease obligations are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
2022 ABL Credit Agreement	$67,886	$112,671
First Lien Term Loan[1]	166,351	—
2025 Second Lien Term Loan[1]	59,804	—
ME/RE Loans[1]	—	22,119
Corre Uptiered Loan[1]	—	143,955
Corre Incremental Term Loan[1]	—	39,824
Equipment Finance Loans	666	1,399
Total	294,707	319,968
Finance lease obligations	8,116	5,143
Total long-term debt and finance lease obligations	302,823	325,111
Current portion of long-term debt and finance lease obligations	(4,003)	(6,485)
Total long-term debt and finance lease obligations, less current portion	$298,820	$318,626
1    Comprised of principal amount outstanding, less unamortized debt issuance costs. See below for additional information.
2022 ABL Credit Facility
On February 11, 2022, we entered into a credit agreement, with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent (“Eclipse”) (such agreement, as amended by Amendment No.1 dated as of May 6, 2022, Amendment No.2 dated as of November 1, 2022, Amendment No.3 dated as of June 16, 2023 (“ABL Amendment No.3”), Amendment No.4 dated as of March 6, 2024, Amendment No.5 dated as of September 30, 2024, Amendment No.6 (“ABL Amendment No.6”) dated as of March 12, 2025, and ABL Amendment No.7 (defined below), the “2022 ABL Credit Agreement”).

On September 11, 2025, we entered into ABL Amendment No.7 to the 2022 ABL Credit Agreement with the lenders party thereto, and Eclipse Business Capital LLC, as agent (“ABL Amendment No.7”). This amendment modified the 2022 ABL Credit Agreement (as amended through ABL Amendment No.6), to provide the Company and its subsidiaries with enhanced financial flexibility. Key terms of ABL Amendment No.7 include:
•an extension of the maturity date from September 30, 2027 to October 2, 2028;
•the increase in the aggregate amount of commitments under the 2022 ABL Credit Agreement from $130.0 million to $150.0 million;
•lender consent for the consummation of the Series B Transactions;
•a reduction in the applicable interest rate margin on loans under the 2022 ABL Credit Agreement by a range of 0.25% to 0.375% per annum, as contingent upon the Company’s performance regarding EBITDA and Average Historical Excess Availability for the most recently ended calendar month, with such reductions effective beginning January 1, 2026.
•the modification of certain affirmative and negative covenants, in each case, to permit greater financial flexibility for the Company and its subsidiaries.
In connection with and as a condition to the effectiveness of ABL Amendment No.7, the Company prepaid loans outstanding under the ABL Credit Agreement in an aggregate principal amount equal to $25.0 million (without a corresponding commitment reduction).

Available funding commitments to us under the 2022 ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $150.0 million with a $35.0 million sublimit for swingline borrowings, and a $26.0 million sublimit for issuances of letters of credit (the “Revolving Credit Loans”).

The terms of the Revolving Credit Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	10/2/2028
Interest rate	SOFR + applicable margin (or base rate + applicable margin)
Actual interest rate
9/30/2025	8.27%
9/30/2024	9.57%
Interest payments	monthly
Cash paid for interest
YTD 9/30/2025	$6,012
YTD 9/30/2024	$5,964
Principal balance
9/30/2025	$67,886
12/31/2024	$77,905
Unamortized balance of deferred financing cost
9/30/2025	$1,081
12/31/2024	$693
Available amount at 9/30/2025	$36,459

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

As of December 31, 2024, the Corre Delayed Draw Term Loan had a net carrying balance of $34.8 million, which consisted of the principal balance of $35.0 million less the unamortized balance of debt issuance cost of $0.2 million. The actual interest rate as of September 30, 2024 was 15.32% and cash paid for interest was $1.4 million and $4.1 million, respectively, during the nine months ended September 30, 2025 and 2024.

The 2022 ABL Credit Agreement contains customary conditions to borrowings and covenants, as described in the 2022 ABL Credit Agreement. As of September 30, 2025, we are in compliance with the covenants.

As of September 30, 2025, $9.5 million in letters of credit were issued under the 2022 ABL Credit Agreement. Such amounts remain undrawn and are off-balance sheet.
ME/RE Loans
On March 12, 2025, using a portion of the proceeds from the Initial First Lien Term Loan (defined below), we fully repaid the ME/RE Loans of $22.3 million provided to us pursuant to ABL Amendment No.3. ME/RE Loans were secured by a first priority lien and mortgage on certain real estate and machinery and equipment of the Company.
As of December 31, 2024, the ME/RE Loans had net carrying balance of $22.1 million, which consisted of the principal balance of $23.0 million less the unamortized balance of debt issuance cost of $0.9 million. The actual and effective interest rates at September 30, 2024 were 10.32% and 13.11%, respectively. Cash paid for interest during the nine months ended September 30, 2025 and 2024 was $0.6 million and $2.1 million, respectively.

First Lien Term Loan Agreement

On March 12, 2025, we entered into a First Lien Term Loan Credit Agreement (as amended by Amendment No.1 (defined below), the “First Lien Term Loan Agreement”) with the lenders party thereto and HPS Investment Partners, LLC. Available funding commitments include a $225.0 million senior secured first lien term loan (the “First Lien Term Loan”) consisting of a $175.0 million initial term loan tranche (the “Initial First Lien Term Loan”) and a $50.0 million delayed draw term loan tranche (the “First Lien Delayed Draw Term Loan”), which is available to be drawn from March 12, 2025 to June 30, 2027, subject to satisfying certain conditions, including pro forma compliance with a First Lien Net Leverage Ratio (as defined in the First Lien Term Loan Agreement) of 3.75 to 1.00 and Liquidity (as defined in the First Lien Term Loan Agreement) of not less than $40.0 million. All outstanding amounts in respect of the First Lien Term Loan mature and become due and payable on March 12, 2030. Loans borrowed under the First Lien Term Loan Agreement bear interest at an annual rate of the Secured Overnight

Financing Rate (“SOFR”) for interest periods of one-, three- or six-months, at the Company’s election, plus an additional margin. The additional margin was fixed at 6.50% per annum for the quarter ending March 31, 2025, and thereafter contingent on the First Lien Net Leverage Ratio (as defined in the First Lien Term Loan Agreement) with a potential range of 7.00% to 6.00% for the quarter ending September 30, 2025, and 5.75% to 6.75% thereafter (pursuant to Amendment No.1 as described below).

The proceeds of the Initial First Lien Term Loan were used to redeem and repay the Corre Delayed Draw Term Loan and the ME/RE Loans under the 2022 ABL Credit Agreement and a portion of the outstanding balance of the Existing A&R Term Loan Agreement (as defined below). To the extent borrowed, the proceeds of the First Lien Delayed Draw Term Loan will be used solely to repay the obligations under the Second A&R Second Lien Term Loan Agreement (as defined below). As of September 30, 2025, we have not drawn on the First Lien Delayed Draw Term Loan.

On September 11, 2025, we entered into Amendment No.1 to the First Lien Term Loan Agreement ("Amendment No.1") with the lenders and HPS Investment Partners, LLC, as agent. Amendment No.1 modified the First Lien Term Loan Agreement to provide the Company and its subsidiaries with enhanced financial flexibility. Key terms of Amendment No.1 include:
•lender consent for the consummation of the Series B Transactions;
•a reduction of the interest rate margin applicable to the loans under the First Lien Term Loan Agreement by 0.25% per annum, with such reduction commencing October 1, 2025;
•an increase of the maximum permitted First Lien Net Leverage Ratio (as defined in the First Lien Term Loan Agreement), tested as of the end of each fiscal quarter, to 6.00 to 1.00 from 5.50 to 1.00 through and including the fiscal quarter ending December 31, 2026, with a subsequent reversion to 5.50 to 1.00 for the fiscal quarters ending thereafter; and
•the modification of certain affirmative and negative covenants and mandatory prepayment requirements, in each case, to permit greater financial flexibility for the Company and its subsidiaries.

The terms of the Initial First Lien Term Loan are described in the table below (dollar amounts are presented in thousands):

Maturity date	3/12/2030
Stated interest rate	SOFR+applicable margin (or base+applicable margin)
Principal payments	$438 quarterly
Effective interest rate
9/30/2025	12.70%
Actual interest rate
9/30/2025	10.73%
Interest payments	Last day of borrower-selected interest period, but no later than quarterly
Cash paid for interest
YTD 9/30/2025	$8,098
Balances at 9/30/2025
Principal balance	$174,125
Unamortized balance of debt discount and issuance cost[1]	$(7,774)
Net carrying balance	$166,351
1    Consists of debt discount of $3,644 and debt issuance cost of $4,130.
The First Lien Term Loan Agreement contains certain conditions to borrowings, events of default and affirmative and negative covenants (including a financial covenant prohibiting the Company from exceeding a maximum First Lien Net Leverage Ratio (as defined therein), tested as of the end of each fiscal quarter). Further, the First Lien Term Loan Agreement includes certain events of default, the occurrence of which may require that we pay an additional 2.0% interest on the outstanding loans and other obligations under the First Lien Term Loan Agreement. As of September 30, 2025, we are in compliance with the covenants.
A&R Term Loan Credit Agreement / Second A&R Second Lien Term Loan Credit Agreement

On March 12, 2025, we entered into a Second Amended and Restated Second Lien Term Loan Credit Agreement with the lenders party thereto (“Corre and affiliates”) and Cantor Fitzgerald Securities, as Agent (as amended by the Second Lien Amendment (defined below), the “Second A&R Second Lien Term Loan Agreement”), which amended and restated the existing Amended and Restated Term Loan Credit Agreement, dated June 16, 2023 (the “Existing A&R Term Loan Agreement”). The Existing A&R Term Loan Agreement included a term loan credit agreement entered into on November 9, 2021, as amended through March 29, 2023 (the “Corre Uptiered Loan”), and an additional funding commitment, subject to certain conditions, consisting of a $57.5 million senior secured first lien term loan (the “Corre Incremental Term Loan”) provided by Corre and certain of its affiliates and comprised of a $37.5 million term loan tranche and a $20.0 million delayed draw tranche, of which $10.0 million remained undrawn at March 12, 2025.

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

On September 11, 2025, we entered into Amendment No.1 to the Second A&R Second Lien Term Loan Agreement, with the lenders party thereto, and Cantor Fitzgerald Securities, as Agent, (the “Second Lien Amendment”). As a condition to the effectiveness of the Second Lien Amendment, the Company prepaid approximately $42.9 million of principal and accrued and unpaid interest on loans outstanding under the Second A&R Second Lien Term Loan Agreement. The unamortized debt issuance cost associated with the prepayment totaling approximately $1.3 million was written off and recorded as a loss on debt extinguishment in the consolidated statements of operations. The Second Lien Amendment modifies the Second A&R Second Lien Term Loan Agreement to provide the Company and its subsidiaries with enhanced financial flexibility. Key terms of the Second Amendment include:
•lender consent for the consummation of the Series B Transactions;
•increase the maximum permitted First Lien Net Leverage Ratio (as defined in the Second A&R Second Lien Term Loan Agreement), tested as of the end of each fiscal quarter, to 6.50 to 1.00 from 6.00 to 1.00 through and including the fiscal quarter ending December 31, 2026, with a subsequent reversion to 6.00 to 1.00 for the fiscal quarters ending thereafter; and
•the modification of certain affirmative and negative covenants and mandatory prepayment requirements, in each case, to permit greater financial flexibility for the Company and its subsidiaries.

The Second A&R Second Lien Term Loan Agreement contains certain conditions to borrowings, events of default and affirmative and negative covenants (including a financial covenant prohibiting the Company from exceeding a maximum First Lien Net Leverage Ratio (as defined therein), tested at the end of each fiscal quarter). Further, the Second A&R Second Lien Term Loan Agreement includes certain events of default, the occurrence of which may require that the Company pay an additional 2.0% interest on the outstanding loans and other obligations under the Second A&R Second Lien Term Loan Agreement. As of September 30, 2025, we are in compliance with the covenants.

Current available funding commitment under the Second A&R Second Lien Term Loan Agreement, subject to certain conditions, include a $71.6 million second lien term loan (the “Second Lien Term Loans”), originally provided by Corre and certain of its affiliates, consisting of a $61.6 million term loan tranche (the “2025 Second Lien Term Loans”) and a $10.0 million delayed draw term loan tranche (the “Second Lien Delayed Draw Term Loans”) available until April 15, 2026 (the “Delayed Draw Availability Period”), subject to satisfying certain conditions. At our request and with applicable lender consent, the Delayed Draw Availability Period may also be extended or reinstated following the expiration thereof. All outstanding amounts in respect of the Second Lien Term Loans mature and become due and payable on June 10, 2030. To the extent borrowed, the proceeds of the Second Lien Delayed Draw Term Loans are permitted to be used by the Company for general working capital and liquidity purposes. As of September 30, 2025, we have not drawn on the Second Lien Delayed Draw Term Loans.

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

The terms of the 2025 Second Lien Term Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	6/10/2030
Principal payments	quarterly [1]
Effective interest rate
9/30/2025	16.06%
Actual interest rate
9/30/2025	13.50%
Interest payments	quarterly
Cash paid for interest
9/30/2025	$1,129
PIK interest added to principal balance
9/30/2025	$5,990
Balances at 9/30/2025
Principal balance	$61,600
Unamortized balance of debt issuance cost	$(1,796)
Net carrying balance	$59,804
1    Principal payments represent a percentage (ranges between 0% and 0.25% based on the First Lien Net Leverage Ratio) of the outstanding principal balance. As of September 30, 2025 we are not making quarterly principal payments.

As of December 31, 2024, the Corre Incremental Term Loan had a net carrying balance of $39.8 million, which consisted of the principal balance of $46.6 million less the unamortized balance of debt issuance cost of $6.8 million. The stated and effective interest rates at September 30, 2024 were 12.0% and 22.96%, respectively. Cash paid for interest during the nine months ended September 30, 2025 and 2024 was $2.5 million and $4.3 million, respectively.

As of December 31, 2024, the Corre Uptiered Loan had a net carrying balance of $144.0 million, which consisted of the principal balance of $144.5 million less the unamortized balance of debt issuance cost of $0.5 million. The stated and effective interest rates at September 30, 2024 were 13.5% and 14.56%, respectively. Cash paid for interest during the nine months ended September 30, 2025 and 2024 was $2.7 million and $2.8 million, respectively.

Equipment Finance Loans
Equipment finance loans consist of secured borrowings used to acquire machinery and equipment (including office equipment). Under some of the arrangements, the lender pays the equipment vendor directly on behalf of the Company; as a result, no cash proceeds are received by the Company. The loans are secured by the financed equipment and are repaid over fixed terms through scheduled installments. The related assets are recorded in property, plant, and equipment, net of accumulated depreciation. As of September 30, 2025 and December 31, 2024, the outstanding balance of equipment finance loans was $0.7 million and $1.4 million, respectively.
Fair Value of Debt
The fair value of our debt obligations is representative of the carrying value based upon the respective interest rate terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt obligations.
1970 Group Substitute Insurance Reimbursement Facility
On September 16, 2024, we entered into an amended and restated substitute insurance reimbursement facility agreement with the 1970 Group Inc. (“1970 Group”) (such agreement, the “Substitute Insurance Reimbursement Facility Agreement”). Under this agreement, the 1970 Group extended credit to us in the form of a substitute reimbursement facility (the “Substitute Reimbursement Facility”) of approximately $19.0 million of letters of credit on our behalf in support of our workers’ compensation, commercial automotive and general liability insurance policies.
On August 25, 2025, we entered into a new agreement with 1970 Group Originator, Inc., an affiliate of 1970 Group, titled the Substitute Insurance Collateral Facility Program Agreement (the “Collateral Facility Agreement”), which replaced the Substitute Insurance Reimbursement Facility Agreement. The Collateral Facility Agreement establishes a revised framework for collateral and credit support related to our insurance programs, superseding the prior reimbursement facility. As of September 30, 2025, we have $19.1 million of letters of credit outstanding under the Collateral Facility Agreement.
According to the provisions of ASC 470, Debt, the arrangement is a “Substitute Insurance Reimbursement Facility” limited to any amounts drawn under the letters of credit. Therefore, until we use or draw on the Substitute Insurance Reimbursement Facility, the letters of credit are treated as an off-balance sheet credit arrangement. The fees in the amount of $2.3 million paid by us under this arrangement are deferred and amortized to interest expense over the term of the arrangement. As of September 30, 2025, we had approximately $2.1 million of unamortized deferred fees.
Liquidity
As of September 30, 2025, we had $10.6 million of unrestricted cash and cash equivalents and $4.2 million of restricted cash, including $2.8 million of restricted cash held as collateral for certain letters of credit and commercial card programs. International cash balances included in total cash as of September 30, 2025 were $6.1 million, and approximately $1.2 million of such cash is restricted. As of September 30, 2025, we had approximately $46.5 million of available borrowing capacity under our various credit agreements, consisting of $36.5 million available under the Revolving Credit Loans and $10.0 million available under the Second Lien Delayed Draw Term Loan under the Second A&R Second Lien Term Loan Agreement. As of September 30, 2025, we had $30.6 million in letters of credit and $1.9 million in surety bonds outstanding.

11. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). The pension plan was frozen in 1994 and no new participants have been added since that date. Net periodic pension credit includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest cost	$722	$678	$2,108	$1,981
Expected return on plan assets	(879)	(879)	(2,567)	(2,571)
Amortization of prior service cost	9	8	25	24
Amortization of net actuarial loss	93	82	274	240
Net periodic pension credit	$(55)	$(111)	$(160)	$(326)

Net pension credit is included in “Other income (expense), net” on our condensed consolidated statements of operations. The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 6.1% overall, 9.9% for equities and 6.0% for debt securities.

12. SHAREHOLDERS’ EQUITY
Shareholders’ Equity (Deficit)
As of September 30, 2025 there were 4,498,854 shares of our common stock outstanding and 12,000,000 shares authorized at $0.30 par value per share.
As of September 30, 2025 there were 75,000 shares of preferred stock outstanding, designated as Series B Preferred Stock, and 500,000 shares authorized at $100.00 par value per share (see Note 13 - Redeemable Preferred Stock for more detail).

Warrants
As of September 30, 2025, and December 31, 2024, APSC Holdco II, L.P. held 500,000 warrants and certain affiliates of Corre collectively held 500,000 warrants, in each case providing for the purchase of one share of the Company’s common stock per warrant at an exercise price of $15.00. If not exercised, the warrants will expire on December 8, 2028. The warrants were evaluated and classified as equity, with their fair value recorded in Additional Paid-In Capital.

On September 11, 2025, in connection with the issuance of the Series B Preferred Stock, the Company issued warrants to the Stellex Holder to purchase:

•982,371 shares of the Company’s common stock at an initial exercise price of $23.00 per share (Tranche A), and
•470,889 shares of the Company’s common stock at an initial exercise price of $50.00 per share (Tranche B).

The warrants are classified as equity and were initially recorded in Additional Paid-In Capital at their estimated fair value of $20.9 million as of the issuance date with no subsequent remeasurement. The warrants are exercisable at any time during the ten-year period following issuance.
The exercise price and the number of shares of our common stock issuable on exercise of the warrants are subject to certain antidilution adjustments, including for stock dividends, stock splits, reclassifications, non-cash distributions, cash dividends, certain equity issuances and business combination transactions. The warrants can be exercised by rendering cash or by means of a cashless option as set forth in the agreement.
Accumulated Other Comprehensive loss
A summary of changes in accumulated other comprehensive income (loss) included within shareholders’ equity (deficit) is as follows (in thousands):

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(33,249)	$(10,951)	$71	$(44,129)	$(25,853)	$(11,041)	$(38)	$(36,932)
Other comprehensive income (loss)	6,954	299	(148)	7,105	1,317	264	78	1,659
Balance, end of period	$(26,295)	$(10,652)	$(77)	$(37,024)	$(24,536)	$(10,777)	$40	$(35,273)

13. REDEEMABLE PREFERRED STOCK

On September 11, 2025, the Company entered into the Purchase Agreement with the “Stellex Holder” which provided for, among other things, the issuance of 75,000 shares of preferred stock, $100.00 par value per share, of the Company designated as Series B Preferred Stock (the “Series B Preferred Stock”), for aggregate gross proceeds of $75.0 million. In connection with the transaction, the Company also issued the Stellex Holder 1,453,260 warrants (see Note 12 - Shareholders’ Equity for additional detail).

Classification and fair value allocation. The Series B Preferred Stock is classified as temporary equity in the mezzanine section of the consolidated balance sheets, as it is potentially redeemable for cash if required by the holder beginning December 31, 2030, and under certain other events outside the Company’s control.

The proceeds from the Series B Transactions were allocated based on relative fair value of the warrants and the Series B Preferred Stock: $20.9 million was allocated to warrants and $54.1 million was allocated to the Series B Preferred Stock.

Total issuance costs of $7.0 million were allocated to the Series B Preferred Stock and warrants based on their relative fair values. Of the total, $5.1 million was allocated to the Series B Preferred Stock and recorded as a reduction to the initial carrying value with the remaining $1.9 million, allocated to the warrants and recorded as a reduction to Additional Paid-In Capital.

Delayed Draw Rights. Pursuant to the Purchase Agreement, the Company has the option, from time to time prior to September 11, 2027, to draw up to $30.0 million in aggregate additional proceeds through the issuance of up to 30,000 shares of Series B Preferred Stock (the “Delayed Draw Preferred Shares”). Each “Series B Delayed Draw” must be for a minimum of $5.0 million, and is subject to certain conditions, including pro forma compliance with a First Lien Net Leverage Ratio of 6.50 to 1.00, as defined in the Company’s First Lien Term Loan Agreement. The Stellex Holder is not obligated to fund more than one Series B Delayed Draw per calendar quarter. If the Company exercises its option to issue all of the Delayed Draw Preferred Shares available to be issued under the Purchase Agreement, an aggregate of, 581,304 warrants will be issued in connection with such draw.

Undrawn amounts under the Series B Delayed Draw commitment are subject to a 1.0% per annum undrawn commitment fee, payable quarterly in-kind, by adding the fee amount to the Stated Value of the Series B Preferred Stock. These fees are subject to quarterly compounding and are included in the accreted value of the Series B Preferred Stock.

Terms of the Series B Preferred Stock. The Series B Preferred Stock does not have a maturity date and ranks senior to the Company’s common stock with respect to both dividends and liquidation preferences. Dividends on the Series B Preferred Stock accrue at an annual rate of 10.5% and are payable quarterly. At the sole discretion of the Company, these dividends may be paid either in cash or in-kind (“PIK”). When paid in-kind, dividends are compounded quarterly and added to the Stated Value of the shares. The term “Stated Value” refers to the Initial Stated Value of $1,000 per share, which is increased by any accrued (including compounded) PIK dividends and undrawn commitment fees.

The Series B Preferred Stock is redeemable at the Company’s option, from time to time, at the then-applicable Redemption Price (as defined herein) (x) commencing after March 11, 2029, in whole or in part, or (y) after certain change of control transactions or other corporate events, in whole but not in part. Additionally, holders of the Series B Preferred have the right to request the Company to redeem all (but not part) of their shares on or after December 31, 2030, at the then-applicable Redemption Price. Upon redemption, the Company is required to pay the greater of two amounts: either 140% of the Initial Stated Value (applicable only during the first 42 months after issuance and net of any cash returns made), or the Stated Value plus all accrued but uncompounded dividends and undrawn commitment fees.

Accretion Accounting. Since the Series B Preferred Stock is redeemable at the request of the holder beginning December 31, 2030, the Company is accreting the carrying value of the Series B Preferred Stock to its expected redemption value on that date using the effective interest method, specifically Method 2 under ASC 480-10-S99-3A. The redemption value encompasses all compounded PIK dividends and undrawn commitment fees, as well as any accrued but uncompounded returns as of the redemption date. The initial carrying value of the Series B Preferred Stock was $49.0 million, net of allocated issuance costs. The estimated redemption value as of December 31, 2030, assuming all dividends are PIK, is approximately $132.0 million, which includes approximately $57.0 million of PIK dividends and commitment fees. The difference between the initial carrying value and the estimated redemption value is being accreted over the estimated 5.31-year period leading up to the earliest redemption date. The accretion premium is treated as a deemed dividend and is recognized through adjustments to additional paid-in capital.

The following table represents the change in carrying value of the redeemable preferred stock during the period ended September 30, 2025:

Balance at December 31, 2024	$—
Additions	49,034
Accrued paid-in-kind dividend	437
Accrued paid-in-kind commitment fees	17
Accretion to redemption value	156
Balance at September 30, 2025	$49,644

14. COMMITMENTS AND CONTINGENCIES

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
We accrue for contingencies where the occurrence of a material loss is probable and can be reasonably estimated, based on our best estimate of the expected liability. We may increase or decrease our legal accruals in the future, on a matter-by-

matter basis, to account for developments in such matters. Because such matters are inherently unpredictable and unfavorable developments or outcomes can occur, assessing contingencies is highly subjective and requires judgments about future events. Notwithstanding the uncertainty as to the outcome and while our insurance coverage might not be available or adequate to cover these claims, based upon the information currently available, we do not believe that any uninsured losses that might arise from our ongoing lawsuits and proceedings will have a materially adverse effect on our condensed consolidated financial statements.
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
On May 16, 2024, the Texas First Court of Appeals issued a decision which vacated the trial court’s judgment and dismissed the case, holding that the trial court erred in refusing to dismiss the case on forum non conveniens grounds. The plaintiff filed a motion with the Texas First Court of Appeals for rehearing and a motion for en banc reconsideration, which was denied by the Court of Appeals on October 3, 2024. The plaintiff did not seek review with the Texas Supreme Court. On March 5, 2025, the plaintiff re-filed a lawsuit against the Company in the U.S. District Court, Kansas District in Kansas City. We currently have accrued a liability of $39.0 million as of September 30, 2025 in other accrued liabilities, and have recorded a related receivable from our third-party insurance providers in other current assets in the same amount. Such amounts are treated as non-cash operating activities. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3.0 million self-insured retention and deductible. All retentions and deductibles have been met, and accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
Notice of repayment of pandemic related government subsidies - In response to widespread COVID-19 health pandemics, certain of our entities based in foreign jurisdictions received governmental funding assistance to compensate for a portion of employee wages between March 2020 and March 2022. Following ongoing compliance reviews of these funding assistance programs, we received notices stating noncompliance with the requirements of one of these funding assistance programs. Accordingly, based on the assessments completed by the government appointed administrative authority, we previously had accrued $5.5 million as of December 31, 2023, to be potentially repaid over an extended period related to this alleged noncompliance. However, during the year ended December 31, 2024, we successfully appealed $3.8 million of the assessment, which resulted in the reduction of the accrued liability to $1.7 million, subject to appeal, as of September 30, 2025.
Accordingly, for all matters discussed within this Note 14 - Commitments and Contingencies, we have accrued in the aggregate approximately $40.7 million as of September 30, 2025, of which approximately $1.7 million is not covered by our various insurance policies.
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
Segment data for our two operating segments are as follows (in thousands):

	Three Months Ended September 30, 2025
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$113,778	$111,198	$224,976
Adjusted operating expenses[1]	84,148	79,458	163,606
Adjusted selling, general and administrative expenses[2]	14,760	21,545	36,305
Adjusted EBITDA	$14,870	$10,195	$25,065

	Three Months Ended September 30, 2024
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$107,604	$103,154	$210,758
Adjusted operating expenses[1]	79,568	74,234	153,802
Adjusted selling, general and administrative expenses[2]	15,038	19,864	34,902
Adjusted EBITDA	$12,998	$9,056	$22,054

	Nine Months Ended September 30, 2025
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$350,389	$321,268	$671,657
Adjusted operating expenses[1]	258,851	229,762	488,613
Adjusted selling, general and administrative expenses[2]	45,554	62,831	108,385
Adjusted EBITDA	$45,984	$28,675	$74,659

	Nine Months Ended September 30, 2024
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$320,286	$318,690	$638,976
Adjusted operating expenses[1]	237,927	224,681	462,608
Adjusted selling, general and administrative expenses[2]	45,423	60,456	105,879
Adjusted EBITDA	$36,936	$33,553	$70,489
_____________
1    Represent operating expenses excluding indirect depreciation and amortization, and severance cost.
2    Represent segment selling, general and administrative expenses excluding depreciation and amortization, non-cash share-based compensation, professional, legal and other non-recurring costs.

Reconciliation of segment adjusted EBITDA to consolidated loss before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment adjusted EBITDA:	2025	2024	2025	2024
IHT	$14,870	$12,998	$45,984	$36,936
MS	10,195	9,056	28,675	33,553
Total segment adjusted EBITDA	25,065	22,054	74,659	70,489
Segment depreciation and amortization	(7,445)	(7,432)	(21,715)	(22,653)
Segment professional fees, severance and other	(245)	(302)	(2,070)	(1,144)
Corporate and shared support cost	(16,033)	(11,162)	(43,432)	(38,761)
Consolidated operating income	1,342	3,158	7,442	7,931
Interest expense	(11,855)	(11,770)	(35,187)	(35,777)
Loss on debt extinguishment	(1,283)	—	(13,136)	—
Other income (expense), net	1,298	(2,010)	(2,396)	(1,189)
Loss before income taxes	$(10,498)	$(10,622)	$(43,277)	$(29,035)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$1,834	$234	$4,963	$3,029
MS	873	932	2,817	2,577
Corporate and shared support services	203	52	521	103
Total capital expenditures	$2,910	$1,218	$8,301	$5,709
____________
1    Excludes finance leases. Totals may vary from amounts presented in the condensed consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$3,251	$2,928	$8,965	$8,935
MS	4,194	4,504	12,750	13,718
Corporate and shared support services	1,302	1,602	3,961	5,281
Total depreciation and amortization[1]	$8,747	$9,034	$25,676	$27,934
____________
1 Breakdown of depreciation and amortization included in the condensed consolidated statements of operations described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization:
Amount included in operating expenses	3,283	3,429	9,497	10,520
Amount included in SG&A expenses	5,464	5,605	16,179	17,414
Total depreciation and amortization	$8,747	$9,034	$25,676	$27,934
Separate measures of our assets by operating segment are not produced or utilized by our CODM to evaluate segment performance.

16. RELATED PARTY TRANSACTIONS
In September 2025, $15.0 million of the Company’s outstanding loan under the Second A&R Second Lien Term Loan Agreement was acquired by JFL Credit Opportunities Fund II, L.P. and affiliates, in which one of the Company’s independent director is an equity partner. The terms of the loan remain unchanged.
In connection with the Company’s debt transactions, the Company engaged in transactions with Corre and its affiliates to provide and/or repay funding as described in Note 10 - Debt.
In connection with the Series B Transactions as discussed in Note 1 - Discussion of Business and Basis of preparation, on September 11, 2025, the Company entered into the Purchase Agreement with the Stellex Holder. In addition, $10.0 million of the Company’s outstanding loan under the Second A&R Second Lien Term Loan Agreement was acquired by the Stellex Holder on September 11, 2025. The terms of the loan remain unchanged.
17. SUBSEQUENT EVENTS
As of November 12, 2025, the filing date of this Quarterly Report on Form 10-Q, management evaluated the existence of events occurring subsequent to the quarter ended September 30, 2025, and determined that there were no events or transactions that would have a material impact on the Company’s results of operations or financial position.

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and other important factors include, among others, risks related to:
•our ability to generate sufficient cash from operations, access our credit facilities or amounts available under our term loans to support our operations, or maintain our compliance with covenants under our debt arrangements and our Certificate of Designation of Series B Preferred Stock, as filed with the Delaware Secretary of State on September 11, 2025 (the “Series B Certificate of Designation”);
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
GENERAL OVERVIEW
Business. We are a global, leading provider of specialty industrial services offering customers access to a full suite of conventional, specialized, and proprietary mechanical, heat-treating, and inspection services. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability, and operational efficiency for our customers’ most critical assets. We conduct operations in two segments: Inspection and Heat-Treating (“IHT”) and Mechanical Services (“MS”). Through the capabilities and resources in these two segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the customer’s election. In addition, we are capable of escalating with the customer’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide these services in three distinct customer demand profiles: (i) turnaround or project services, (ii) callout services, and (iii) nested or run-and-maintain services.
IHT provides conventional and advanced non-destructive testing services primarily for the process, pipeline and power sectors, pipeline integrity management services, and field heat-treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (onstream), during facility turnarounds or during new construction or expansion activities. In addition, IHT provides comprehensive non-destructive testing services and metallurgical and chemical processing services to the aerospace and other industries covering a range of components including finished machined and in-service components. IHT also provides advanced digital imaging including remote digital video imaging.
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

Recent Financing Transaction. On September 11, 2025, the Company entered into a securities purchase agreement with InspectionTech Holdings LP, an affiliate of Stellex Capital Management LLC, resulting in the issuance of 75,000 shares of Series B Preferred Stock and warrants to purchase an aggregate of 1,453,260 shares of common stock for total consideration of $75.0 million. Refer to Note 1 - Description of business and basis for presentation to the unaudited condensed consolidated financial statements for additional details.

Results of Operations
The following is a comparison of our results of operations for the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2024.
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following is a comparison of our results of operations for the three months ended September 30, 2025 to the three months ended September 30, 2024 (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$113,778	$107,604	$6,174	5.7%
MS	111,198	103,154	8,044	7.8%
Total revenues	$224,976	$210,758	$14,218	6.7%
Operating income (loss):
IHT	$11,522	$9,860	$1,662	16.9%
MS	5,853	4,460	1,393	31.2%
Corporate and shared support services	(16,033)	(11,162)	(4,871)	(43.6)%
Total operating income	$1,342	$3,158	$(1,816)	(57.5)%

Interest expense, net	$(11,855)	$(11,770)	$(85)	(0.7)%
Loss on debt extinguishment	(1,283)	—	(1,283)	(100)%
Other income (expense), net	1,298	(2,010)	3,308	164.6%
Loss before income taxes	$(10,498)	$(10,622)	$124	1.2%
Provision for income taxes	(949)	(504)	(445)	(88.3)%
Net loss	$(11,447)	$(11,126)	$(321)	(2.9)%

Revenues. Total revenues increased by $14.2 million or 6.7% compared to the same period in the prior year. Revenues were favorably impacted by $0.9 million attributable to foreign exchange rates movements. IHT revenues increased by $6.2 million or 5.7% primarily driven by $5.0 million of revenue growth from higher callout and nested activity in the U.S. with new customers and addition to existing customer sites. Additionally, IHT revenues in Canada and other international regions increased by $1.2 million, driven by higher non-destructive examination and heat-treating activity primarily in Canada. MS reported an $8.0 million or 7.8% increase in revenues, largely attributable to a $7.9 million increase in U.S. turnaround activities, and a $3.4 million increase in project work in Canada. These gains were partially offset by a $3.3 million decrease in revenues from other international locations, including the United Kingdom, due to lower demand for leak repair services and valve product services during the quarter.

Operating income (loss). Overall operating income was $1.3 million in the current year quarter, a $1.8 million decrease compared to operating income of $3.2 million in the prior year quarter. IHT operating income increased by $1.7 million or 16.9% reflecting the contributions from revenue growth for the quarter, with operating income from the U.S. increasing by $1.0 million, and improved operating income from Canada of $0.4 million driven mainly by higher customer project activity. MS operating income increased by $1.4 million or 31.2% as compared to the prior year quarter, with an increase in U.S. operating income of $1.9 million and Canada of $1.0 million. This improvement was partially offset by lower operating income from other international regions of $1.5 million, driven by lower customer project activity as compared to the prior year quarter. Corporate operating loss increased by $4.9 million, primarily due to higher non-recurring professional fees and legal costs, see details noted in the table below.

Operating income includes net expenses totaling $4.1 million for the three months ended September 30, 2025 and net credits totaling $1.3 million for the three months ended September 30, 2024, that we do not believe are indicative of our core operating activities, as detailed in the table below (in thousands):

	Three Months Ended September 30,
	2025	2024

Operating income	$1,342	$3,158
Professional fees and other	1,977	318
Legal costs (credits) and litigation reserves	1,972	(1,975)
Severance charges, net	151	309
Total non-core expenses (credits)	4,100	(1,348)
Operating income, excluding non-core expenses	$5,442	$1,810
Excluding the impact of these identified non-core items in both periods, operating income increased by $3.6 million or 200.7%, from $1.8 million in the three months ended September 30, 2024 to $5.4 million for the three months ended September 30, 2025. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense remained consistent in the current quarter as compared to the prior year quarter.
Cash interest paid during the quarter ended September 30, 2025 and 2024 was $9.8 million and $7.1 million, respectively, with the increase in cash interest driven by the timing of interest payments on the First Lien Term Loan.
Loss on debt extinguishment. The loss on debt extinguishment reflects the write-off of unamortized debt issuance costs associated with the prepayment of the 2025 Second Lien Term Loans on September 11, 2025.
Other income (expense), net. Overall change in other income (expense), net of $3.3 million is primarily attributable to gain on favorable foreign currency fluctuations during the current quarter.

Taxes. The provision for income tax was $0.9 million on the pre-tax loss of $10.5 million in the current year quarter, compared to a $0.5 million income tax provision on a pre-tax loss of $10.6 million in the prior year quarter. The effective tax rate, inclusive of discrete items, was a provision of 9.1% for the three months ended September 30, 2025, compared to a provision of 4.7% for the three months ended September 30, 2024. The increase in effective tax rate for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is due to the mix of pretax income in non-valuation allowance jurisdictions and pretax losses in valuation allowance jurisdictions. The impact is a larger increase in income tax expense as compared to pretax income, resulting in a higher effective tax rate.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following is a comparison of our results of operations for the nine months ended September 30, 2025 to the nine months ended September 30, 2024 (in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	$	%
	(unaudited)	(unaudited)
Revenues by business segment:
IHT	$350,389	$320,286	$30,103	9.4%
MS	321,268	318,690	2,578	0.8%
Total revenues	$671,657	$638,976	$32,681	5.1%
Operating income (loss):
IHT	$35,995	$27,504	$8,491	30.9%
MS	14,879	19,188	(4,309)	(22.5)%
Corporate and shared support services	(43,432)	(38,761)	(4,671)	(12.1)%
Total operating income	$7,442	$7,931	$(489)	(6.2)%

Interest expense, net	$(35,187)	$(35,777)	$590	1.6%
Loss on debt extinguishment	(13,136)	—	(13,136)	(100)%
Other income (expense), net	(2,396)	(1,189)	(1,207)	(101.5)%
Loss before income taxes	$(43,277)	$(29,035)	$(14,242)	(49.1)%
Provision for income taxes	(2,154)	(2,049)	(105)	(5.1)%
Net loss	$(45,431)	$(31,084)	$(14,347)	(46.2)%

Revenues. Total revenues increased by $32.7 million or 5.1% from the prior year period. IHT year-to-date revenue increased by $30.1 million or 9.4% compared to the prior year period, primarily driven by an increase in U.S. revenue of $23.0 million mainly due to large turnaround projects for our existing customers at new sites, and expanded support in established nested activities for existing customers. In addition, increased demand for enhanced non-destructive evaluation and testing services generated $3.1 million in year over year growth from our laboratory testing and inspection facility in Cincinnati. Greater turnaround and callout services, especially in eastern Canada also contributed a $3.4 million revenue increase. MS revenue increased by $2.6 million or 0.8% compared to the prior year period, with a $9.1 million U.S. revenue increase due to increased turnaround and call out activity and a $2.9 million revenue increase in Canada, offset by a revenue decrease in other international areas of $9.4 million due to the conclusion of prior year projects in Trinidad, the United Kingdom and Latin America that did not repeat in 2025.

Operating income (loss). Overall operating income was $7.4 million in the 2025 period, a $0.5 million or 6.2% decrease over operating income of $7.9 million in the prior year period. IHT operating income increased by $8.5 million or 30.9%, primarily driven by the increased revenue described above. MS operating income decreased by $4.3 million or 22.5% as compared to the prior year period. MS operating income from international operations, excluding Canada, decreased by $4.5 million, reflecting the impact of prior year project activity that did not repeat this year, partially offset by a $1.0 million increase in operating income from the U.S. revenue driven mainly by higher margin projects. Corporate operating loss increased by $4.7 million compared to the prior year period, primarily due to increased non-recurring professional fees and legal reserves in the current period, offset by lower personnel and support cost, see details noted in the table below.

For the nine months ended September 30, 2025 and 2024, operating income includes net expenses totaling $10.5 million and $2.0 million, respectively, that we believe are not indicative of our core operating activities, as detailed in the table below (in thousands):

	Nine Months Ended September 30,
	2025	2024

Operating income	$7,442	$7,931
Professional fees and other	6,285	2,915
Legal costs (credits) and litigation reserves	3,261	(1,852)
Severance charges, net	993	959
Total non-core expenses	10,539	2,022
Operating income, excluding non-core expenses	$17,981	$9,953
Excluding the impact of these identified non-core items in both periods, operating income improved by $8.0 million, or 80.7% from $10.0 million in the nine months ended September 30, 2024 to $18.0 million in the nine months ended September 30, 2025. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense, net decreased by $0.6 million from the prior year period. The decrease was primarily attributable to lower interest rates on our Revolving Credit Loans and other facilities.
Cash interest paid for the nine months ended September 30, 2025 and 2024 was $22.6 million and $19.5 million, respectively.
Loss on debt extinguishment. On March 12, 2025, as part of debt refinancing with existing and new lenders, we repaid the outstanding balances of the ME/RE Loans, Corre Delayed Draw Term Loan, and Corre Incremental Term Loan, and made a partial payment on the Corre Uptiered Loan, including applicable prepayment premiums and accrued interest. These transactions resulted in a loss on debt extinguishment of $11.9 million, which includes $7.4 million of noncash unamortized debt issuance cost written off with the payoffs. Additionally, a $1.3 million write-off of unamortized debt issuance costs was recognized in connection with the prepayment of the 2025 Second Lien Term Loans on September 11, 2025.
Other income (expense), net. The overall change in other income (expense), net of $1.2 million, was primarily driven by the foreign currency transaction losses in the current year period reflecting the effects of unfavorable fluctuations in the value of the U.S. dollar relative to the foreign currencies to which we have exposure.
Taxes. The provision for income tax was $2.2 million on the pre-tax loss of $43.3 million in the current year-to-date period compared to income tax expense of $2.0 million on the pre-tax loss of $29.0 million in the prior year-to-date period. The effective tax rate was a provision of 5.0% for the nine months ended September 30, 2025, compared to a provision of 7.1% for the nine months ended September 30, 2024. The effective tax rate differs from the prior year period due to changes in the valuation allowance.

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
The following tables set forth the reconciliation of adjusted net income (loss), EBIT and EBITDA to their most comparable GAAP financial measurements on a consolidated and segmented basis:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted Net Loss:
Net loss	$(11,447)	$(11,126)	$(45,431)	$(31,084)
Professional fees and other[1]	1,977	318	6,285	2,915
Write-off of software cost	—	—	45	—
Legal costs (credits) and litigation reserves	1,972	(1,975)	3,261	(1,852)
Severance charges	151	309	993	959
Loss on debt extinguishment	1,283	—	13,136	—
Tax impact of adjustments and other net tax items	2	(64)	(101)	(202)
Adjusted Net Loss	$(6,062)	$(12,538)	$(21,812)	$(29,264)
Dividend and accretion to redemption value on redeemable preferred stock	(610)	—	(610)	—
Adjusted Net Loss attributable to common shareholders	$(6,672)	$(12,538)	$(22,422)	$(29,264)

Adjusted Net Loss per common share:
Basic and Diluted	$(1.48)	$(2.84)	$(4.99)	$(6.62)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(11,447)	$(11,126)	$(45,431)	$(31,084)
Provision for income taxes	949	504	2,154	2,049
Loss (gain) on equipment sale	(107)	(7)	(102)	11
Interest expense, net	11,855	11,770	35,187	35,777
Professional fees and other[1]	1,977	318	6,285	2,915
Write-off of software cost	—	—	45	—
Legal costs (credits) and litigation reserves	1,972	(1,975)	3,261	(1,852)
Severance charges	151	309	993	959
Foreign currency loss (gain)	(1,136)	2,128	2,613	1,504
Pension credit[2]	(55)	(111)	(160)	(326)
Loss on debt extinguishment	1,283	—	13,136	—
Consolidated Adjusted EBIT	5,442	1,810	17,981	9,953
Depreciation and amortization
Amount included in operating expenses	3,283	3,429	9,497	10,520
Amount included in SG&A expenses	5,464	5,605	16,179	17,414
Total depreciation and amortization	8,747	9,034	25,676	27,934
Non-cash share-based compensation costs	352	467	665	1,744
Consolidated Adjusted EBITDA	$14,541	$11,311	$44,322	$39,631

Free Cash Flow:
Cash used in operating activities	$3,883	$5,609	$(28,122)	$1,143
Capital expenditures	(2,839)	(1,695)	(7,155)	(7,454)
Free Cash Flow	$1,044	$3,914	$(35,277)	$(6,311)
____________________________________

1    For the three and nine months ended September 30, 2025, includes $0.4 million and $1.7 million, respectively related to debt financing, and $1.6 million and $4.6 million, respectively, related to support costs. For the three and nine months ended September 30, 2024, includes $0.3 million and $2.7 million, respectively, related to debt financing, and for the nine months ended September 30, 2024, includes $0.2 million related to support costs.
2    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the amount of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date.

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Segment Adjusted EBIT and Adjusted EBITDA:

IHT
Operating income	$11,522	$9,860	$35,995	$27,504
Professional fees and other	94	—	844	40
Severance charges	3	210	180	457
Adjusted EBIT	11,619	10,070	37,019	28,001
Depreciation and amortization	3,251	2,928	8,965	8,935
Adjusted EBITDA	$14,870	$12,998	$45,984	$36,936

MS
Operating income	$5,853	$4,460	$14,879	$19,188
Professional fees and other	—	—	—	140
Legal costs	—	—	251	41
Severance charges	148	92	795	466
Adjusted EBIT	6,001	4,552	15,925	19,835
Depreciation and amortization	4,194	4,504	12,750	13,718
Adjusted EBITDA	$10,195	$9,056	$28,675	$33,553

Corporate and shared support services
Net loss	$(28,822)	$(25,446)	$(96,305)	$(77,776)
Provision for income taxes	949	504	2,154	2,049
Loss (gain) on equipment sale	(107)	(7)	(102)	11
Interest expense, net	11,855	11,770	35,187	35,777
Foreign currency loss (gain)	(1,136)	2,128	2,613	1,504
Professional fees and other[1]	1,883	318	5,441	2,735
Write-off of software cost	—	—	45	—
Legal costs (credits) and litigation reserves	1,972	(1,975)	3,010	(1,893)
Severance charges	—	7	18	36
Pension credit[2]	(55)	(111)	(160)	(326)
Loss on debt extinguishment	1,283	—	13,136	—
Adjusted EBIT	(12,178)	(12,812)	(34,963)	(37,883)
Depreciation and amortization	1,302	1,602	3,961	5,281
Non-cash share-based compensation costs	352	467	665	1,744
Adjusted EBITDA	$(10,524)	$(10,743)	$(30,337)	$(30,858)

Consolidated Adjusted EBITDA	$14,541	$11,311	$44,322	$39,631
___________________
1    For the three and nine months ended September 30, 2025, includes $0.4 million and $1.7 million, respectively related to debt financing, and $1.6 million and $4.6 million, respectively, related to support costs. For the three and nine months ended September 30, 2024, includes $0.3 million and $2.7 million, respectively, related to debt financing, and for the nine months ended September 30, 2024, includes $0.2 million related to support costs.
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
We have evaluated our liquidity within one year after the date of issuance of the accompanying condensed consolidated financial statements to assess the Company’s ability to fund its operations. Based upon such liquidity assessment, we believe that the Company’s current working capital, forecasted cash flows from operations, current and expected availability under our existing debt arrangements and capital expenditure financing is sufficient to fund our operations, service our indebtedness, and maintain compliance with our debt covenants for the next twelve months, and based on current expectations, the long-term. We based this assessment on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than we expect in the event that we fail to meet our current financial performance expectations. See Note 10 - Debt in this Quarterly Report on Form 10-Q and Note 11 - Debt in our Annual Report on Form 10-K for additional details concerning our debt obligations.
We closely monitor the amounts and timing of our sources and uses of funds. Our ability to maintain a sufficient level of liquidity to fund our operations and meet our financial obligations is dependent upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control.
Our ability to generate operating cash flow, sell assets, access capital markets or take any other action to improve our liquidity and manage our debt is subject to the risks described or referenced herein and other risks and uncertainties that exist in our industry, some of which we may not be able to anticipate at this time or control.
See Item 1A “Risk Factors” in our Annual Report on Form 10-K and risk factors included within Cautionary Note Regarding Forward-Looking Statements above, for additional information.
As of September 30, 2025, we had approximately $46.5 million of available borrowing capacity under our various credit facilities, consisting of $36.5 million available under the Revolving Credit Loans, and $10.0 million available under the Second Lien Delayed Draw Term Loans. Our principal uses of cash are for working capital, capital expenditures, and operations.
As of September 30, 2025, we were in compliance with our debt covenants. Our ability to maintain compliance with the financial covenants contained in the 2022 ABL Credit Agreement, First Lien Term Loan Agreement and Second A&R Second Lien Term Loan Credit Agreement depends upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties.
As of November 10, 2025, we had consolidated cash and cash equivalents of $8.1 million, excluding $4.2 million of restricted cash used mainly as collateral for letters of credit and commercial card programs, and approximately $65.1 million of undrawn availability under our various credit facilities, resulting in total liquidity of $73.2 million. In connection with the Series B Transactions, we have access to up to $30.0 million in additional liquidity through September 2027, subject to certain conditions under the Purchase Agreement.
Cash Flows
The following table summarizes cash flows from Operating, Investing and Financing activities (in thousands):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2025	2024	Favorable (Unfavorable)
Operating activities	$(28,122)	$1,143	$(29,265)
Investing activities	(7,073)	(7,305)	232
Financing activities	14,176	(9,927)	24,103
Effect of exchange rate changes on cash	286	(251)	537
Net decrease in cash and cash equivalents	$(20,733)	$(16,340)	$(4,393)

Cash and cash equivalents. Our cash and cash equivalents as of September 30, 2025 totaled $14.8 million, consisting of $10.6 million of unrestricted cash on hand, and $4.2 million of restricted cash. International cash balances as of September 30, 2025 were $6.1 million, and approximately $1.2 million of such cash is located in countries where currency or regulatory restrictions exist.
As of December 31, 2024, our cash and cash equivalents were $35.5 million, including $31.5 million of unrestricted cash on hand, and $4.0 million of restricted cash. International cash balances as of December 31, 2024 were $5.1 million, including $1.1 million of cash located in countries where currency or regulatory restrictions existed.

Our total debt and finance obligations were $302.8 million (of which $4.0 million was classified as current at September 30, 2025), compared to total debt of $325.1 million at December 31, 2024. The $22.3 million decrease was primarily due to the paydown on the 2022 ABL Credit Agreement and Second A&R Second Lien Term Loan following the Series B Transactions on September 11, 2025, partially offset by new borrowings from the refinancing completed on March 12, 2025.
Cash flows attributable to our operating activities. Our largest source of operating cash inflow is cash collection from customers for work performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities, and others.

Cash flows from operating activities are primarily generated from net income or loss adjusted for certain non-cash items which include depreciation and amortization, PIK interest, and amortization of debt issuance costs. For the nine months ended September 30, 2025, cash flows from operating activities also included an adjustment to net loss for the non-cash loss on debt extinguishment.
For the nine months ended September 30, 2025, net cash used in operating activities was $28.1 million, an increase of $29.2 million as compared to $1.1 million of cash provided by operating activities in the 2024 period. This was primarily driven by working capital impacts. Changes in working capital items such as the growth of receivables, and payment of operating payables are significant factors affecting operating cash flows and can be significant uses of cash, particularly in periods of increasing revenue and activity levels. Changes in working capital items used $38.4 million in cash flows during the nine months ended September 30, 2025, a $23.9 million increase as compared to the $14.5 million in cash flows used by working capital in the corresponding 2024 period.
Cash flows attributable to our investing activities. For the nine months ended September 30, 2025, net cash used in investing activities consisted primarily of capital expenditures for equipment of $7.2 million.
For the nine months ended September 30, 2024, net cash used in investing activities consisted primarily of capital expenditures for equipment of $7.5 million.
Cash flows attributable to our financing activities. For the nine months ended September 30, 2025, net cash provided by financing activities totaled $14.2 million. This amount primarily reflects cash inflows from the $175 million borrowing under the new First Lien Term Loan and $75 million in proceeds from the issuance of Series B Preferred Stock. These inflows were partially offset by cash outflows, including a partial repayment of the 2025 Second Lien Term Loan, net payments of $10.0 million under the Revolving Credit Loans, and the full repayment of outstanding balances under the Corre Delayed Draw Term Loan, Corre Incremental Term Loan and ME/RE Loans, and the Corre Uptiered Loan. Additionally, during the period, we incurred $11.4 million in debt issuance costs related to refinancing transactions completed both with existing and new lenders as of March 12, 2025. We also paid $7.0 million in costs associated with the issuance of Series B Preferred Stock and warrants. These financing activities reflect our ongoing efforts to optimize our capital structure and manage liquidity.
For the nine months ended September 30, 2024, net cash used in financing activities was $9.9 million, consisting primarily of the payments under the ME/RE Loans of $2.1 million, payments under the Corre Incremental Term Loan of $1.1 million, and payment of debt issuance costs of $7.4 million, partially offset by equipment financing of $1.2 million and net borrowings under the Revolving Credit Loans of $0.5 million.
Effect of exchange rate changes on cash and cash equivalents. For the nine months ended September 30, 2025 and 2024, the effect of foreign exchange rate changes on cash was $0.3 million and negative $0.3 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in the U.S. Dollar exchange rate against the Euro, the British Pound, the Canadian Dollar and the Brazilian Real.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. See Note 10 - Debt in this Quarterly Report on Form 10-Q and Note 11 - Debt in our Annual Report on Form 10-K for additional details of our off-balance sheet arrangements.
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2025.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item 3.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the CEO and CFO have concluded as of September 30, 2025, that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the requisite time periods.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2025.

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
Insider Trading Arrangements. During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” (each as defined in Item 408(a) of Regulation S-K under the Exchange Act).

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

3.5	Amended and Restated By laws of Team, Inc. (filed as Exhibit 3.3 to Team, Inc.’s Annual Report on Form 10-K for year ended December 31, 2017 (File No. 001-08604), incorporated herein by reference).

3.6
Certificate of Designations of Series A Preferred Stock of Team, Inc., as filed with the Secretary of State of the State of Delaware on February 2, 2022 (filed as Exhibit 3.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 2, 2022, incorporated by reference herein).

3.7
Certificate of Designation of Series B Preferred Stock of Team, Inc., as filed with the Secretary of State of the
State of Delaware on September 11, 2025 (filed as Exhibit 3.1 to Team, Inc.’s Current Report on Form 8-K (File
No. 001-08604) filed on September 15, 2025, incorporated by reference herein).

4.1	Form of Amended and Restated Common Stock Purchase Warrant No. 5, dated September 11, 2025, between Team, Inc. and InspectionTech Holdings LP.

4.2	Form of Amended and Restated Common Stock Purchase Warrant No. 6, dated September 11, 2025, between Team, Inc. and InspectionTech Holdings LP.

10.1*
Securities Purchase Agreement, dated as of September 11, 2025, by and between Team, Inc. and the purchasers named in Schedule I thereto (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No.
001-08604) filed on September 15, 2025, incorporated by reference herein).

10.2
Shareholders Agreement, dated as of September 11, 2025, by and among Team, Inc., Stellex Capital
Management LLC and InspectionTech Holdings LP (filed as Exhibit 10.2 to Team, Inc.’s Current Report on
Form 8-K (File No. 001-08604) filed on September 15, 2025, incorporated by reference herein).

10.3
Registration Rights Agreement, dated as of September 11, 2025, among Team, Inc. and InspectionTech
Holdings LP (filed as Exhibit 10.3 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on
September 15, 2025, incorporated by reference herein).

10.4
Voting and Support Agreement, dated as of September 11, 2025, by and among Team, Inc., Corre Partners
Management, LLC, Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP, Corre Horizon II
Fund, LP and InspectionTech Holdings LP (filed as Exhibit 10.4 to Team, Inc.’s Current Report on Form 8-K
(File No. 001-08604) filed on September 15, 2025, incorporated by reference herein).

10.5*
Amendment No. 1 to Credit Agreement, dated as of September 11, 2025, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and HPS Investment Partners, LLC, as Agent (filed as Exhibit 10.5 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on September 15, 2025, incorporated by reference herein).

10.6*
Amendment No. 1 to Second Amended and Restated Second Lien Term Loan Credit Agreement, dated as of
September 11, 2025, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Cantor Fitzgerald Securities, as Agent (filed as Exhibit 10.6 to Team, Inc.’s Current Report on
Form 8-K (File No. 001-08604) filed on September 15, 2025, incorporated by reference herein).

10.7*	Amendment No. 7 to Credit Agreement, dated as of September 11, 2025, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital LLC. as Agent
(filed as Exhibit 10.7 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on September 15,
2025, incorporated by reference herein).

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. The
Company will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the Securities and Exchange
Commission or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: November 12, 2025	/S/ Keith D. Tucker
Keith D. Tucker Chief Executive Officer (Principal Executive Officer)

/S/ Nelson M. Haight
Nelson M. Haight Chief Financial Officer (Principal Financial Officer)

/S/ Matthew E. Acosta
Matthew E. Acosta Vice President, Chief Accounting Officer (Principal Accounting Officer)