Form 10-K
period 2025-12-31
TEAM INC
filed 2026-03-12
CIK 318833

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates on June 30, 2025 was approximately $41.1 million, determined using the closing price of shares of common stock on the New York Stock Exchange on that date of $18.20.
For purposes for the foregoing calculation only, all directors, executive officers, the Team, Inc. Salary Deferral Plan and Trust and known 10% or greater beneficial owners have been deemed affiliates.
The Registrant had 4,571,382 shares of common stock, par value $0.30, outstanding as of March 10, 2026.
Documents Incorporated by Reference
Portions of our Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Table of Content

ANNUAL REPORT ON FORM 10-K INDEX

Table of Content

Certain items required in Part III of this Annual Report on Form 10-K can be found in our 2026 Proxy Statement and are incorporated herein by reference. A copy of the 2026 Proxy Statement will be provided, without charge, to any person who receives a copy of this Annual Report on Form 10-K and submits a written request to Team, Inc., Attn: Corporate Secretary, 13131 Dairy Ashford, Suite 600, Sugar Land, Texas 77478.
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
•negative market conditions, including domestic and global inflationary pressures, impact of changes in global trade policies and tariffs, and future economic uncertainties, particularly in industries in which we are heavily dependent;
•delays in the commencement of major projects;
•seasonal and other variations, such as severe weather conditions (including conditions influenced by climate change) and the nature of our customers’ industry affecting the timing of new contracts and terminations of existing contracts which may result in unpredictable fluctuations in our cash flows and financial results;
•our significant debt and high leverage which could have a negative impact on our ability to access capital markets, liquidity position and ability to manage increases in interest rates;
•risk of non-payment and/or delays in payment of receivables from our customers;
•our ability to maintain compliance with the New York Stock Exchange’s (“NYSE”) continued listing requirements and rules;
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

Table of Content

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
MS provides solutions designed to serve customers’ unique needs during both the operational (onstream) and off-line states of their assets. Our onstream services include our range of standard to custom-engineered leak repair and composite solutions; emissions control and compliance; hot tapping and line stopping; and online valve insertion solutions, which are delivered while assets are in an operational condition, which maximizes customer production time. Asset shutdowns can be planned, such as a turnaround maintenance event, or unplanned, such as those due to component failure or equipment breakdowns. Our specialty maintenance, turnaround and outage services are designed to minimize customer downtime and are primarily delivered while assets are off-line, often through the use of cross-certified technicians whose multi-craft capabilities deliver the production needed to achieve tight time schedules. These critical services include on-site field machining; bolted-joint integrity; vapor barrier plug testing; and valve management solutions.
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
Description of Business
Inspection and Heat-Treating Segment:
IHT offers standard to specialty inspection services as well as heat-treating services and digital imaging services. Heat- treating services are generally associated with turnaround, project and new construction activities. Core IHT services are as follows:
•Non-Destructive Evaluation and Testing Services.
•Radiographic Testing.

Table of Content

•Ultrasonic Testing.
•Magnetic Particle Inspection.
•Liquid Penetrant Inspection.
•Positive Material Identification.
•Electromagnetic Testing.
•Alternating Current Field Measurement.
•Eddy Current Testing.
•Long-Range Guided Ultrasonics.
•Phased Array Ultrasonic Testing.
•Terminals and Storage Inspection and Management Programs.
•Rope Access.
•Mechanical Integrity Services.
•Pipeline Integrity Services.
•Heat-Treating Services.
•Laboratory Services, including Metallurgical and Tensile Services.
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
•Valve Insertion Services.
•Field Machining Services.
•Bolted Joint Integrity Services.
•Vapor Barrier Plug and Weld Testing Services.
•Valve Management Solutions.
Marketing, Customers and Competition
Our industrial services are marketed principally by personnel based at our service locations. We believe that these service locations are situated to facilitate timely responses to customer needs with on-call expertise, which is an important feature of selling and providing our services. The capacity and capability scope of our discrete and integrated services also allows us to benefit from the procurement trends of many of our customers who are seeking to reduce the number of contractors and vendors in their facilities, as well as to outsource more of such services. No single customer accounted for 10% or more of consolidated revenues during the years ended December 31, 2025 and 2024, respectively.
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

Table of Content

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
Compliance with Government Regulations
A significant portion of our business activities are subject to foreign, federal, state and local laws and regulations. These regulations are administered by various foreign, federal, state and local health and safety and environmental agencies and authorities, including Occupational Safety and Health Administration (“OSHA”) of the U.S. Department of Labor and the U.S. Environmental Protection Agency (the “EPA”). Failure to comply with these laws and regulations may involve civil and criminal liability. From time to time, we are also subject to a wide range of reporting requirements, certifications and compliance as prescribed by various federal and state governmental agencies that include, but are not limited to, the EPA, the Nuclear Regulatory Commission, OSHA, the Department of Transportation and the Federal Aviation Administration. Also, many states where we operate regulate health, safety and environmental activities, such as California Environmental Protection Agency, California OSHA and the Texas Commission on Environmental Quality. Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect that compliance with such laws and regulations will require us to make material expenditures.
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
Human Capital
Due to the seasonal nature of our business, our employee headcount varies during the year. During 2025, we averaged approximately 5,300 employees, with approximately 4,000 employed in the United States and 1,300 internationally. Human capital management, combined with our core values and talent management initiatives, is a key driver of our employee retention program. We invest in our talent by providing our employees with targeted training, mentoring and career development opportunities, all of which enable us to hire and retain skilled, high-performing employees. We work to prioritize our safety-first culture and equal employment opportunity initiatives, and we seek to retain employees through our employee engagement efforts and our competitive compensation and benefits packages.

Table of Content

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
Equal employment opportunity
We believe that an inclusive and engaged workforce is critical to our success, and we work hard to create an environment where our employees feel valued, engaged and inspired to do their best work. We are proud that a group of people from a variety of backgrounds, religions, nationalities, gender identity, sexual orientations and races make up our team. It continues to be our goal to create an inclusive environment and eliminate bias wherever it exists through strategic employee-engaged initiatives.
We are an Equal Employment Opportunity employer and it is our policy to provide equal employment opportunities to all qualified persons. We seek to attract and retain a workforce diverse in experience, skills and backgrounds, in particular for our technician population, which comprises more than 79% of our overall global workforce.

	Corporate Leadership	General & Administrative	Global Workforce[1]
Female	14%	56%	11%
Male	86%	44%	89%
_________________
1    Global workforce includes technicians.
We seek to recruit the most qualified candidates, including by recruiting from a broad range of places.
Health, safety and training
We have “12 Life Saving Rules” across our organization to further enhance our safety focused culture. The 12 Life Saving Rules (the “LSRs”) are clear and simple rules designed to address those activities that potentially place Team employees at risk. The LSRs include six behaviors that are always enforced and six behaviors that are never allowed. All Team employees complete online training covering all of the LSRs and expectations and must acknowledge that they have read them. The rules are posted internally, communicated throughout our organization through safety bulletins, and are printed in multiple languages. In 2025 Team established our Shop Life Saving Rules to further differentiate between rules that are more field focused versus those that are more shop focused. The intent of the Shop Life Saving Rules is to define the specific high hazard tasks associated with shop type activities including rotating equipment hazards, fork truck hazards, housekeeping, guarding and other shop specific rules.
We have several online training and distance learning classes as part of our curriculum to help meet the needs of a rapidly changing workplace environment. These are administered and tracked globally though our Learning Management System. In addition, Team Stress and Anxiety Management Program (“STAMP”) provides several tools and resources to help employees effectively manage stress and prevent depression and other mental illnesses. Team also publishes the Health, Safety, Environmental and Quality (“HSEQ”) Gazette on a bi-monthly basis to provide the organization with a wide variety of HSEQ topics and information. The Gazette covers relevant safety topics, HSEQ key performance indicators, employee recognitions, lessons learned from incidents, helpful environmental and vehicle safety information, Team STAMP highlights, best practices, and details on any upcoming initiatives.

We recognize the importance of providing training to continually support career growth and development. Our talent management programs are designed to empower and inspire our team members to personalize their career journeys by building

Table of Content

critical job skills, gaining hands-on experience, providing ongoing access to world class training, assigning relevant career mentors and paving the way toward career paths that provide long-term advancement within our organization.
Employee engagement
Periodically, our employees participate in engagement surveys, which provide us with valuable insight as we seek to improve our overall employee engagement and satisfaction. Acting upon employee feedback generated from our surveys, we review our regional health benefits, communication strategy and training efforts on an ongoing basis. In 2025, TEAM launched a new and improved global employee recognition program with the Achievers platform, designed to recognize outstanding performance and milestones in an employee’s tenure with Team. Additionally in 2025, we continued our focus on regular communications with our employees, which included CEO Connection newsletters.
Wages and benefits
Across the globe, we strive to provide our employees with competitive wages, salaries and benefits based upon employee skills, experience and job levels. Additionally, we provide employees with a comprehensive set of benefits, including health and welfare benefits, wellness benefits, employee assistance plans, defined contribution and defined benefit retirement plans (United Kingdom employees only), paid time off, educational support and a variety of other ancillary employee benefits.
Environmental, Social and Governance (“ESG”)
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
Many of our services, including our inspection, emissions monitoring and leak repair services, are crucial in assisting our customers to identify, assess and reduce their carbon and other emissions. We provide inspection, condition assessment, maintenance and repair services and support our customers’ diversification efforts into sources of renewable energy. We work closely with our customers across the world to assist them in meeting their environmental sustainability goals.
Our Company management is responsible for the day-to-day operation of ESG matters. Our Chief Legal Officer, who reports directly to our CEO, has general oversight responsibility with respect to matters of sustainability and social responsibility and is the executive sponsor of our ESG Council. At the Board level, the Corporate Governance and Nominating Committee receives regular updates from our ESG Council regarding the considerations and actions taken by us with respect to ESG.
Board Rights
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
Corre Board Rights
Corre was previously granted certain board nomination and observer rights pursuant to the 2021 Commitment Letter and a prior credit agreement dated November 9, 2021. On June 16, 2023, in connection with, and effective upon, the consummation of the transactions contemplated by the A&R Term Loan Credit Agreement and ABL Amendment No.3 (as defined below), we, Corre and the other parties thereto, entered into a new Board Rights Agreement (the “Corre Board Rights Agreement”), pursuant to which Corre, acting on behalf of itself and its affiliates (together with Corre, the “Corre Investors”) that beneficially own our common stock (inclusive of the Corre Warrants), may, subject to common stock ownership thresholds

Table of Content

and/or indebtedness and commitment thresholds and other terms provided in the Corre Board Rights Agreement, designate an individual to serve as a non-voting observer at all meetings of the Board, nominate one individual to serve as Chairman of the Board (the “Chairperson”), and nominate two additional individuals to serve on the Board (such individuals, together with the Chairperson, the “Corre Investor Directors”). The right to nominate the Corre Investor Directors is subject to certain qualification requirements and the discretion of our Corporate Governance and Nominating Committee under limited circumstances.
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

Stellex Board Rights
On September 11, 2025, we, InspectionTech Holdings LP (the “Stellex Holder”) and Stellex Capital Management LLC (collectively with the Stellex Holder and its affiliates, “Stellex”) entered into that certain Shareholders Agreement (the “Stellex Shareholders Agreement”). Pursuant to and subject to the terms and conditions of the Stellex Shareholders Agreement, the Board was required to appoint two qualified nominees of Stellex and its affiliates (collectively, the “Stellex Investors”) to the Board, who were each designated by the Stellex Investors and qualified as an independent director (each, a “Stellex Board Nominee”). Pursuant to and subject to the terms and conditions of the Stellex Shareholders Agreement, the Company is required to nominate each initial Stellex Board Nominee, or each successor Stellex Board Nominee chosen by the Stellex Investors, for re-election at each election of the class of directors in which such Stellex Board Nominee is placed. Upon the Stellex Investors ceasing to beneficially own (as defined in Rule 13d-3 under the Exchange Act) (i) more than 50% of the aggregate Stellex Warrants (as defined herein) and common stock issued upon exercise of such Stellex Warrants, the number of Stellex Board Nominees that the Stellex Investors are entitled to shall be reduced by one, and (ii) any of the Series B Preferred Stock (as defined herein), the number of Stellex Board Nominees that the Stellex Investors are entitled to shall be reduced by one.
In the event of the resignation, death or removal (for cause or otherwise) of the Stellex Board Nominees from the Board, the Stellex Investors will have the right, but not the obligation, to designate a successor Stellex Board Nominee, as applicable, to the Board to fill the resulting vacancy on the Board (and any applicable committee thereof), subject to certain qualification requirements specified in the Stellex Shareholders Agreement.

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
Risks Related to Financing Our Business
We are subject to risks associated with indebtedness under our credit facilities and the Series B Preferred Stock, including the risk of failure to maintain compliance with financial and other covenants, the risk of being unable to make interest and principal payments when due and the risk of rising interest rates under our credit facilities. Additionally, our significant debt and high leverage could have a negative impact on our financing options and liquidity position.
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
•require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments, thereby limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements; and
•create a competitive disadvantage by reducing our flexibility in responding to increased competition from competitors who hold a lower level on indebtedness.
Our ability to meet expenses and debt service obligations and obligations relating to the Series B Preferred Stock will depend on our future performance, which will be affected by financial, business, economic and other factors. If we do not generate enough cash to pay our debt service obligations and obligations relating to the Series B Preferred Stock, we may be required to refinance our capital structure, sell assets, borrow more money or raise additional equity capital.
Disclosure of our debt instruments appears under Note 11 – Debt of the consolidated financial statements, and disclosure of our Series B Preferred Stock appears under Note 16 – Redeemable Preferred Stock of the consolidated financial statements.
Our ability to maintain compliance with the covenants pursuant to the debt instruments we are party to and the Series B Certificate of Designation is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties. Additionally, these risks and uncertainties may, among other factors, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our credit agreements. In addition to our current sources of funding our business, the effects of such events may impact our liquidity or our need to revise our allocation or sources of capital, implement further cost reduction measures and/or change our business strategy.
We rely primarily on cash flows from our operations to make required interest and principal payments. If we are unable to generate sufficient cash flows from our operations, we may be unable to pay interest and principal obligations when they become due. Failure to comply with these obligations or failure to comply with the covenants discussed above could result in an event of default, which would permit our lenders under our credit facilities to accelerate the repayment of the debt. If our lenders accelerate the repayment of debt, there is no assurance that we could refinance such debt on terms favorable to us or at all.
Our largest shareholder (Corre and certain of its affiliates) owns a meaningful percentage of our outstanding equity securities, which could limit the ability of other shareholders to influence corporate matters. As of March 10, 2026, Corre and certain of its affiliates beneficially owned approximately 41.5% of the total voting power held by shareholders of our outstanding common stock (including common stock issued pursuant to the common stock subscription agreement with certain Corre holders and shares issuable upon exercise, subject to beneficial ownership limitation, of certain warrants, as described below, held by our largest shareholder in each case). As a result, this shareholder may be able to exert influence over our management, business plans and policies, as well as matters submitted to our stockholders for approval, such as the selection of directors and amendments of our organizational documents. This concentrated ownership could limit the ability of the remaining shareholders to influence corporate matters, and the interests of the large shareholder may not coincide with our interests or the interests of the remaining shareholders.

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
U.S. GAAP requires that we evaluate the useful lives of our intangible assets subject to amortization each reporting period. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. To the extent the revised useful life of an intangible asset is less than originally estimated, our future amortization expense will increase, which could have a material impact on our results of operations and financial condition.
Improvements in operating results from expected savings in operating costs from workforce reductions and other cost saving and business improvement initiatives may not be realized, may take longer to be realized, or could be realized only for a limited period. We continually seek to reduce our operating costs through a more efficient organizational structure, headcount reductions and other steps to better position ourselves to deliver improved margins and cash flow from operations. However, to implement any future cost savings or business improvement initiatives, we expect to incur additional expenses, which could adversely impact our financial results prior to the realization of the expected benefits associated with the initiatives. Due to numerous factors or future developments, we may not achieve cost reductions or other business improvements consistent with our expectations or the benefits may be delayed. These factors or future developments could include (i) the incurrence of higher than expected costs or delays in reassigning and retraining remaining employees or outsourcing or eliminating duties and functions of eliminated employees, (ii) unanticipated delays in discharging employees in eliminated positions as a result of regulatory or legal limitations on employee terminations in certain jurisdictions, (iii) actual savings differing from anticipated cost savings, (iv) anticipated benefits from business improvement initiatives not materializing and (v) disruptions to normal operations or other unintended adverse impacts resulting from the initiatives, including negatively impacting our ability to grow our business.
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
We may experience inflationary pressures in our operating costs and cost overruns on our projects. A small portion of our customers are serviced under fixed price contracts or contracts including a combination of fixed and variable elements, where we bear a portion of the risk for cost overruns. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of subcontractors, materials and other exigencies of our services. Our profitability for these contracts depends heavily on our ability to make accurate estimates. Inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, changes in trade policies, weather delays, cost of raw materials, trade disputes and tariffs, currency fluctuations, inflation pressures or our suppliers’ or subcontractors’ inability to perform could result in substantial losses, as such changes adversely affect the revenues and profitability recognized on each project. Current and future inflationary volatility driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies as well as geopolitical conflicts such as the ongoing military conflict between Russia and Ukraine and in the Middle East, and other geopolitical issues impacting global trade could further impact our ability to make accurate estimates, which could have an adverse impact on our business, cash flows and profitability.
Increased scrutiny and changing expectations from investors, customers and other market participants with respect to sustainability or environmental, social and governance (“ESG”) matters may impose additional costs on us or expose us to reputational or other risks. Companies across all industries and around the globe are facing increased scrutiny relating to their ESG policies, initiatives and activities by investors, lenders, regulators, customers and other market participants. While we have policies and initiatives in place related to our ESG practices, the increased focus on ESG matters may impact our access to capital, as investors and lenders may reconsider their capital investment allocation as a result of their assessment of our ESG practices. Our ESG initiatives, intentions and expectations are subject to change and there can be no assurance that our ESG policies and procedures will continue. Further, regulatory requirements related to ESG continue to evolve and may increase our costs of compliance. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters as they continue to evolve or if we are perceived to have not responded appropriately to concern for ESG issues, regardless of whether there is a regulatory or legal requirement to do so, we may be exposed to the risk of investigation, inquiry, or legal challenges or suffer reputational damage. At the same time, recent “anti-ESG” political developments could subject the Company to increased risk of criticism or litigation risks from certain “anti-ESG” parties including various government agencies. Such sentiment may focus on the Company’s environmental or social initiatives, which such anti-ESG parties may assert are unlawful, political or polarizing in nature.
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
Risks Related to Market Conditions
Demand for our services is sensitive to oil and gas prices, global oil supply and other factors which impact our customer’s current and future spending levels. Global oil and gas supply and demand are impacted by several factors including global economic conditions, geopolitical events, widespread public health crises, and domestic and global inflationary pressures which may reduce the availability of liquidity and credit and, in many cases, reduce demand for our customers’ products. Disruptions or volatility in these markets could also adversely affect our customers’ decisions to fund ongoing maintenance and new capital projects, resulting in contract cancellations or suspensions, capital project delays, repurposing of infrastructure, and infrastructure closures. These factors may also adversely affect our ability to collect payment for work we have previously performed. Such disruptions, should they occur, could materially impact our results of operations, financial position, credit capacity or cash flows.
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
The price of our outstanding securities may be volatile. It is possible that in some future quarter (or quarters) our revenues, operating results or other measures of financial performance will not meet the expectations of investors, which could cause the price of our outstanding securities to decline or be volatile. Historically, our quarterly and annual sales and operating results have fluctuated. We expect fluctuations to continue in the future. In addition to general economic and political conditions, and in addition to the other factors identified under this Item 1A “Risk Factors”, the following factors may affect our sales and operating results: the timing of significant customer orders, the timing of planned maintenance projects at customer facilities, changes in competitive pricing, wide variations in profitability by product line, variations in operating expenses, rapid increases in raw material and labor costs, the timing of announcements or introductions of new products or services by us, our competitors or our respective customers, the acceptance of those services, our ability to adequately meet staffing requirements with qualified personnel, relative variations in manufacturing efficiencies and costs, and the relative strength or weakness of international markets. Since our quarterly and annual revenues and operating results vary, we believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indicators of our future performance. Additionally, the market for our common stock has been and may continue to be thinly traded, and the price of our common stock may be subject to wide fluctuations as a result.
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
The Organization for Economic Co-operation and Development (the “OECD”), an international association comprised of 38 countries, including the United States, has issued proposals that change long-standing tax principles including via a global minimum tax initiative. On December 12, 2022, the European Union member states agreed to implement the OECD’s Base Erosion and Profit Shifting (BEPS) 2.0 Pillar Two global corporate minimum tax rate of 15% on companies with revenues over a specific threshold, which was scheduled to go into effect in 2024. To date, various jurisdictions have enacted, or are in the process of enacting, legislation on these rules, and the OECD continues to release additional guidance. While it is uncertain whether the U.S. will enact legislation to adopt the minimum tax directive, now or in the future, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement the minimum tax directive. The OECD also issued guidance in January 2026 that exempts U.S.-based multinational entities from the minimum tax initiative, but non-U.S. jurisdictions must adopt legislation to implement this. Further, the OECD issued administrative guidance providing transition and safe harbor rules that could delay the impact of the minimum tax directive. We will continue to monitor the implementation of these rules by the countries in which we operate.
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
Risks Related to Legal Liability
Our insurance coverage will not fully indemnify us against certain claims or losses. Further, our insurance has limits and exclusions and not all losses or claims are insured. We perform services in hazardous environments on or around high-pressure, high temperature systems and our employees are exposed to a number of hazards, including exposure to hazardous materials, explosion hazards and fire hazards. Incidents that occur at these large industrial facilities or systems, regardless of fault, may be catastrophic and adversely impact our employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. We maintain limited insurance coverage against these and other risks associated with our business. Our contracts typically require us to name a customer as an additional insured under our insurance policies and indemnify our customers for injury, damage or loss and provide for warranties for materials and workmanship. We have a $1.0 million retention for indemnity coverage, subject to an aggregate annual deductible of $5.0 million that must be satisfied under our liability insurance policies. This insurance may not protect us against liability for certain events, including events involving pollution, product or professional liability, losses resulting from business interruption or acts of terrorism or damages from our breach of contract. We cannot assure you that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, in the future, due to evolving market conditions, our higher risk profile due to the nature of our operations and claims history, and expected impact on pricing, we cannot assure that we will be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our products or services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our results of operations, financial position or cash flows.
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
We have established an Incident Response Plan that defines and documents procedures for assessing, identifying, and managing a cybersecurity incident. This plan requires the IT Security Director to determine whether a cybersecurity incident has occurred and to communicate such findings to the Incident Response Team. The IT Security Director is responsible for communicating incidents to the Vice President - IT and the other members of management as appropriate. If a cybersecurity incident is determined to be material by our management team, they would notify the Board.
Our Vice President - IT and IT Security Director have developed expertise in cybersecurity, data protection, compliance, enterprise architecture and design, data analytics, and digital transformation through years of experience in the information technology space. Our Vice President - IT is designated as the senior executive responsible for cybersecurity and reports directly to our CFO. She and the IT Security Director have comprehensive information technology background with over 30 years of information technology experience. These individuals are responsible for the day-to-day implementation of our cybersecurity program.
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
The Audit Committee is responsible for the oversight of risks from cybersecurity threats. Our Vice President - IT and the IT security Director update the Audit Committee on our cyber risk management program during each of its quarterly meetings. This update includes metrics on the effectiveness of technical and human security controls, cybersecurity training program compliance, internal and third-party cybersecurity incidents, and cybersecurity risks. The Audit Committee also receives a detailed annual update on our cybersecurity program and strategy including cybersecurity risks.
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

Table of Content

ITEM 2.    PROPERTIES
We provide our services globally through 139 locations in 13 countries. There are several materially important physical properties used in our operations. We own a facility in Alvin, Texas that consists of our primary training facility, equipment center and International Organization for Standardization-9001 certified manufacturing facility for clamps, enclosures, and sealants. Additionally, we operate two manufacturing facilities in Houston, Texas (one of which is owned and the other is leased), which are included in our MS segment. Further, we lease office space for our corporate headquarters in Sugar Land, Texas. Additional district service locations considered materially important in our IHT and MS segments are as follows: we lease facilities in Mobile, Alabama; Benicia, California; Harbor City, California; Hammond, Indiana; Columbus, Ohio; Pasadena, Texas (two locations); and Edmonton, Alberta, Canada. We own a facility in Pasadena, Texas and three facilities in the United Kingdom in Kendal, Carlisle and Scunthorpe.
We believe that our property and equipment are adequate for our current needs, although additional investments are expected to be made for expansion of property and equipment and replacement of assets at the end of their useful lives.
ITEM 3.    LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found in Note 17 - Commitments and Contingencies to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

Table of Content

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock is traded on the NYSE under the symbol “TISI”.
Holders
There were 302 holders of record of our common stock as of March 10, 2026, excluding beneficial owners of stock held in street name.
Dividends
No cash dividends were declared or paid during the years ended December 31, 2025 or 2024. We are limited in our ability to pay cash dividends without the consent of our lenders and preferred shareholders. Accordingly, we have no present intention of paying cash dividends in the foreseeable future. Additionally, any future dividend payments will continue to depend on our financial condition, market conditions and other matters deemed relevant by the Board.

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

Financing Transactions

March 12, 2025 - Debt Refinancing Transactions

On March 12, 2025, the Company completed a series of refinancing transactions, including entering into the First Lien Term Loan Agreement with HPS Investment Partners, LLC as agent, which provided for a $225.0 million senior secured first lien term loan consisting of a $175.0 million initial term loan tranche and a $50.0 million delayed draw term loan tranche, both maturing on March 12, 2030, with proceeds of the initial term loan tranche used to repay certain then-existing term loans and with future draws subject to certain leverage and liquidity conditions available to repay term loans outstanding under the Second A&R Second Lien Term Loan Agreement. Concurrently, the Company entered into the Second A&R Second Lien Term Loan Agreement with Cantor Fitzgerald Securities as agent, which provided for a $107.4 million second lien term loan consisting of a $97.4 million term loan tranche and a $10.0 million delayed draw term loan tranche, both maturing on June 10, 2030, with proceeds of the term loan tranche used to repay certain then-existing term loans under the Existing A&R Term Loan Agreement, and with future draws subject to certain liquidity conditions available for general corporate and working capital purposes. In connection with these transactions, the Company also executed ABL Amendment No.6 to the 2022 ABL Credit Agreement, which permitted entry into the new term loan agreements, aligned terms across the facilities, and reflected the payoff of previously outstanding term loan tranches under the 2022 ABL Credit Agreement. Each of these agreements includes customary borrowing conditions, financial covenants, and default provisions, including increased interest rates upon certain events of default. Additional information regarding the refinancing transactions is provided in Note 11 - Debt.

September 11, 2025 - Preferred Stock Financing Transaction

Table of Content

On September 11, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the Stellex Holder, an affiliate of Stellex Capital Management LLC, resulting in the issuance of (i) 75,000 shares of Series B Preferred Stock and (ii) warrants to purchase an aggregate of 1,453,260 shares of common stock for total consideration of $75.0 million (such issuance, along with the use of proceeds therefrom and the other transactions contemplated thereby, the “Series B Transactions”). The warrants issued as part of the Series B Transactions consisted of warrants to purchase 982,371 shares of the Company’s common stock at an initial exercise price of $23.00 per share (“Tranche A Warrants”) and warrants to purchase 470,889 shares of the Company’s common stock at an initial exercise price of $50.00 per share (“Tranche B Warrants”). The proceeds of the Series B Transactions were used to repay a portion of the outstanding loans under the Company’s 2022 ABL Credit Agreement and Second A&R Second Lien Term Loan Agreement, as well as to cover transaction expenses.

Through September 11, 2027, subject to certain conditions, the Purchase Agreement also provides the Company with the option to draw upon (a “Series B Delayed Draw”) up to $30.0 million as a delayed draw, and concurrently issue up to an additional 30,000 shares of Series B Preferred Stock and 581,304 additional warrants. Each draw must be at least $5.0 million and is subject to satisfying certain conditions, including pro forma compliance with a First Lien Net Leverage Ratio (as defined in the First Lien Term Loan Agreement) of 6.50 to 1.00. For each $5.0 million draw, the Company will issue 5,000 shares of Series B Preferred Stock and grant an additional 65,491 Tranche A warrants and an additional 31,393 Tranche B warrants. Any additional Tranche A warrants will have an initial exercise price equal to the lesser of $30.00 or 110% of the 30-day volume weighted average price of the Company’s common stock, subject to adjustment. Any additional Tranche B warrants will have an initial exercise price of $50.00 per share, subject to adjustment. The Stellex Holder is not required to participate in more than one draw per calendar quarter. Pursuant to the Purchase Agreement, the proceeds from the Series B Delayed Draw may be used only for the following purposes: (i) to finance permitted acquisitions and certain growth initiatives (including the costs of expansion into new markets), (ii) to repay loans outstanding under the Company’s First Lien Term Loan Agreement, and (iii) for up to 20% of such net proceeds, to finance the Company’s transformation plan as mutually agreed between the Company and Stellex. Any undrawn amounts under this option are subject to a 1.0% annual commitment fee. The warrants issued in connection with these transactions (the “Stellex Warrants”) are exercisable for 10 years and include customary anti-dilution and participation rights.

Further details regarding the terms, accounting treatment, and features of the Series B Preferred Stock and warrants are provided in Note 14 - Shareholders’ Equity and Note 16 - Redeemable Preferred Stock.

In connection with the Series B Transactions, the Company entered into amendments to its First Lien Term Loan Agreement, Second A&R Second Lien Term Loan Agreement, and 2022 ABL Credit Agreement. These amendments provided the Company with increased flexibility to complete the equity issuance and related transactions, including reductions to interest rate margins, and increased flexibility regarding leverage ratio thresholds, covenants, and mandatory prepayment requirements. Additional information regarding the related debt amendments is provided in Note 11 - Debt.

Table of Content

Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table sets forth the components of revenue and operating income (loss) from our operations for the twelve months ended December 31, 2025 and 2024 (in thousands):

	Twelve Months Ended December 31,		Favorable (Unfavorable)
	2025	2024	$	%
Revenues by business segment:
IHT	$458,879	$426,722	$32,157	7.5%
MS	437,604	425,550	12,054	2.8%
Total revenues	$896,483	$852,272	$44,211	5.2%

Operating income (loss):
IHT	43,855	37,012	6,843	18.5%
MS	26,424	27,287	(863)	(3.2)%
Corporate and shared support services	(56,208)	(54,163)	(2,045)	(3.8)%
Total operating income	$14,071	$10,136	$3,935	38.8%

Interest expense, net	(44,676)	(47,808)	3,132	6.6%
Loss on debt extinguishment	(13,136)	—	(13,136)	NM
Other income (expense), net	(2,889)	2,682	(5,571)	(207.7)%
Loss before income taxes	$(46,630)	$(34,990)	$(11,640)	(33.3)%
Provision for income taxes	(2,580)	(3,276)	696	21.2%
Net loss	$(49,210)	$(38,266)	$(10,944)	(28.6)%
NM - not meaningful
Revenues. Total revenues increased by $44.2 million or 5.2% compared to the prior year. This increase includes a $2.3 million positive impact from favorable foreign exchange rate movements during 2025. IHT revenues increased by $32.2 million or 7.5%, primarily attributable to a $24.3 million increase in U.S. operations driven by higher call-out and turnaround activity with new and existing customers, reflecting increased demand for non-destructive testing services. Aerospace-related revenue increased by $4.2 million, attributable to growth with existing customers at our Cincinnati facility. Revenue in Canada increased by $2.5 million driven by growth in non-destructive examination and heat-treating activity from turnaround projects with new and existing customers. MS revenues increased by $12.1 million or 2.8%, over prior year, driven by a $14.6 million increase in U.S. operations due to growth from turnaround activities in the oil and refining sectors, and a $7.4 million increase in Canada mainly from project work. These increases were partially offset by a $9.9 million decline in revenue from our international operations, primarily in Latin America and the United Kingdom, attributable to lower project activity in call-out and leak repair services.
Operating income (loss). Overall operating income increased by $3.9 million to $14.1 million in 2025, compared to $10.1 million in the prior year. IHT’s operating income increased by $6.8 million or 18.5%, driven mainly by a $5.8 million improvement in the U.S. due to stronger gross margins and a continued focus on cost containment. Operating income in both Canada and other international regions increased by $0.5 million each, mainly due to the factors described above. MS operating income totaled $26.4 million, a decrease of $0.9 million year over year. This decline was mainly attributable to a $5.4 million decrease in international regions, primarily due to lower project activity levels. The decrease was partially offset by a $3.9 million improvement in U.S. operating income, due to better margins, and a $0.6 million increase in Canada. Corporate operating loss increased by $2.0 million year over year, primarily due to higher professional costs related to debt and equity refinancing activities in the current year.

Table of Content

The operating income for the current year includes net expenses totaling $11.8 million which we do not believe are connected to our core operating activities, while the same period in the prior year included $5.6 million of such items.

The detail of operating income excluding non-core expenses is below (in thousands):
	Twelve Months Ended December 31,		Favorable (Unfavorable)
	2025	2024	$	%
Operating income	$14,071	$10,136	$3,935	38.8%
Professional fees and other	8,186	4,111	(4,075)	(99.1)%
Legal costs and litigation reserves	2,120	124	(1,996)	(1609.7)%
Severance charges, net	1,470	1,323	(147)	(11.1)%
Total non-core expenses	11,776	5,558	(6,218)	(111.9)%
Total operating income, excluding non-core expenses	$25,847	$15,694	$10,153	64.7%
Excluding the impact of these identified non-core expenses in both periods, operating income in 2025 increased year over year by $10.2 million from $15.7 million to $25.9 million. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense for 2025 was $44.7 million, a decrease of $3.1 million compared to the prior year, primarily due to overall lower interest rates on our debt driven mainly by the refinancing completed on March 12, 2025, and amendments to certain debt instruments on September 11, 2025, that lowered the applicable interest rates, and lower overall outstanding debt.
Cash interest paid for the years ended December 31, 2025 and 2024 amounted to $30.3 million and $24.9 million, respectively.
Loss on debt extinguishment. On March 12, 2025, as part of debt refinancing with existing and new lenders, we repaid the outstanding balances of the ME/RE Loans, Corre Delayed Draw Term Loan, and Corre Incremental Term Loan, and made a partial payment on the Corre Uptiered Loan, including applicable prepayment premiums and accrued interest. These transactions resulted in a loss on debt extinguishment of $11.9 million, which includes $7.4 million of non-cash unamortized debt issuance cost written off with the payoffs. Additionally, a $1.3 million write-off of unamortized debt issuance costs was recognized in connection with the partial prepayment of the 2025 Second Lien Term Loans on September 11, 2025.
Other income (expense), net. Other income (expense), net, changed by $5.6 million, shifting from net income of $2.7 million in the prior year to a net expense of $2.9 million in 2025. This was primarily driven by the foreign currency transaction losses in the current year, reflecting unfavorable fluctuations in the value of the U.S. dollar relative to the foreign currencies to which we are exposed.
Taxes. The provision for income tax was $2.6 million on the pre-tax loss of $46.6 million in the current year compared to a provision for income tax of $3.3 million on pre-tax loss of $35.0 million in the prior year. The provision for income tax was primarily driven by jurisdictions outside the United States. The effective tax rate was 5.5% and 9.4% for years ended December 31, 2025 and 2024, respectively.
Non-GAAP Financial Measures and Reconciliations
We use supplemental non-GAAP financial measures which are derived from the consolidated financial information including adjusted net income (loss); adjusted net income (loss) per share; earnings before interest and taxes (“EBIT”); adjusted EBIT; adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) and free cash flow to supplement financial information presented on a U.S. GAAP basis.
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

Table of Content

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
Non-GAAP measures have important limitations as analytical tools because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures and should be read only in conjunction with financial information presented on a U.S. GAAP basis. Further, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies who may calculate non-GAAP financial measures differently, limiting the usefulness of those measures for comparative purposes. The liquidity measure of free cash flow does not represent a precise calculation of residual cash flow available for discretionary expenditures. Reconciliations of each non-GAAP financial measure to its most directly comparable U.S. GAAP financial measure are presented below.
The following tables set forth the reconciliation of adjusted net income (loss), EBIT and EBITDA to their most comparable U.S. GAAP financial measurements on a consolidated and segmented basis:

Table of Content

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)

	Twelve Months Ended December 31,
	2025	2024

Adjusted Net Loss:
Net loss	$(49,210)	$(38,266)
Professional fees and other[1]	8,186	4,111
Legal costs and litigation reserves	2,120	124
Severance charges, net	1,470	1,323
Loss on debt extinguishment	13,136	—
Write-off of software cost	45	—
Tax impact of adjustments and other net tax items	(200)	(210)
Adjusted Net Loss	$(24,453)	$(32,918)
Dividend and accretion to redemption value on redeemable preferred stock	(3,451)	—
Adjusted Net Loss attributable to common shareholders	$(27,904)	$(32,918)

Adjusted Net Loss attributable to common shareholders per common share:
Basic and Diluted	$(6.20)	$(7.43)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(49,210)	$(38,266)
Provision for income taxes	2,580	3,276
Interest expense, net	44,676	47,808
Foreign currency loss (gain)	3,274	(2,231)
Gain on sale of assets	(216)	(5)
Professional fees and other[1]	8,186	4,111
Legal costs and litigation reserves	2,120	124
Severance charges, net	1,470	1,323
Loss on debt extinguishment	13,136	—
Write-off of software cost	45	—
Pension credit[2]	(213)	(446)
Consolidated Adjusted EBIT	25,848	15,694

Depreciation and amortization:
Amount included in operating expenses	12,495	13,730
Amount included in SG&A expenses	21,587	22,565
Total depreciation and amortization	34,082	36,295
Non-cash share-based compensation costs	795	2,273
Consolidated Adjusted EBITDA	$60,725	$54,262

Free Cash Flow:
Cash provided by (used in) operating activities	$(11,348)	$22,767
Capital expenditures	(9,289)	(9,465)
Free Cash Flow	$(20,637)	$13,302
____________________________________
1    The twelve months ended December 31, 2025 include $1.7 million related to debt financing and $6.5 million related to support costs. The twelve months ended December 31, 2024 include $3.8 million related to debt financing and $0.3 million for lease extinguishment charges, support and other costs.
2    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the amount of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date.

Table of Content

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Twelve Months Ended December 31,
	2025	2024
IHT
Operating income	$43,855	$37,012
Professional fees and other[1]	985	162
Severance charges, net	180	551
Adjusted EBIT	45,020	37,725
Depreciation and amortization	12,032	11,778
Adjusted EBITDA	$57,052	$49,503

MS
Operating income	$26,424	$27,287
Professional fees and other[1]	71	140
Legal costs	251	41
Severance charges, net	1,260	588
Adjusted EBIT	28,006	28,056
Depreciation and amortization	16,755	18,061
Adjusted EBITDA	$44,761	$46,117

Corporate and shared support services
Net loss	$(119,489)	$(102,565)
Provision for income taxes	2,580	3,276
Gain on sale of assets	(216)	(5)
Interest expense, net	44,676	47,808
Foreign currency loss (gain)	3,274	(2,231)
Professional fees and other[1]	7,130	3,809
Legal costs and litigation reserves	1,869	83
Severance charges, net	30	184
Loss on debt extinguishment	13,136	—
Write-off of software cost	45	—
Pension credit[2]	(213)	(446)
Adjusted EBIT	(47,178)	(50,087)
Depreciation and amortization	5,295	6,456
Non-cash share-based compensation costs	795	2,273
Adjusted EBITDA	$(41,088)	$(41,358)

Consolidated Adjusted EBITDA	$60,725	$54,262
_________________

1    The twelve months ended December 31, 2025 include $1.7 million related to debt financing and $6.5 million related to support costs. The twelve months ended December 31, 2024 include $3.8 million related to debt financing and $0.3 million for lease extinguishment charges, support and other costs.
2    Represents pension credits for the U.K. pension plan based on the difference between the expected return on plan assets and the amount of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date.

Liquidity and Capital Resources
Financing for operations consists primarily of our 2022 ABL Credit Agreement, Second A&R Second Lien Term Loan Agreement, and cash flows from our operations.
We have evaluated our liquidity within one year after the date of issuance of the accompanying audited consolidated financial statements to assess the Company’s ability to fund its operations. Based upon such liquidity assessment, we believe that the Company’s current working capital, forecasted cash flows from operations, current and expected availability under our

Table of Content

existing debt arrangements and capital expenditure financing is sufficient to fund our operations, service our indebtedness, and maintain compliance with our debt covenants for the next twelve months, and based on current expectations, the long term. We based this assessment on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than we expect in the event that we fail to meet our current financial performance expectations. See Note 11 - Debt of the consolidated financial statements for a further discussion of our liquidity.
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

See Item 1A “Risk Factors” in this Annual Report on Form 10-K and risk factors included within Cautionary Note Regarding Forward-Looking Statements above, for additional information.

As of December 31, 2025, we had approximately $63.4 million of available borrowing capacity under our various credit facilities, consisting of $53.4 million available under the 2022 ABL Credit Agreement and $10.0 million available under the Second A&R Second Lien Term Loan Agreement. In connection with the Series B Transactions, we have access to up to $30.0 million in additional liquidity through September 2027 through a delayed draw mechanism, subject to certain conditions under the Purchase Agreement. Our principal uses of cash and liquidity are for working capital needs, capital expenditures and operations.
As of December 31, 2025 we were in compliance with our debt covenants. Our ability to maintain compliance with the financial covenants contained in our credit agreements is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties, as described elsewhere herein.
As of March 10, 2026, we had consolidated cash and cash equivalents of $17.7 million, excluding $4.4 million of restricted cash used mainly as collateral for outstanding letters of credit and commercial card programs, and approximately $49.1 million of undrawn availability under our various credit facilities, resulting in total liquidity of $66.8 million. We also have $30.0 million of Series B Delayed Draw availability as described above.
Refer to Note 11 - Debt for additional information about our debt instruments.
Cash Flows
The following table summarizes cash flows from Operating, Investing and Financing activities (in thousands):

	Twelve Months Ended December 31,
Cash flows provided by (used in):	2025	2024	Favorable (Unfavorable)
Operating activities	$(11,348)	$22,767	$(34,115)
Investing activities	(9,061)	(9,298)	237
Financing activities	2,807	(12,747)	15,554
Effect of exchange rate changes on cash	202	(604)	806
Net change in cash and cash equivalents	$(17,400)	$118	$(17,518)
Cash and cash equivalents. Our cash and cash equivalents as of December 31, 2025 totaled $18.1 million, consisting of $14.1 million of unrestricted cash on hand and $4.0 million of restricted cash. International cash balances as of December 31, 2025 were $4.4 million, and approximately $1.2 million of such cash is restricted.
Our cash and cash equivalents as of December 31, 2024 totaled $35.5 million, including $31.5 million of unrestricted cash on hand, and $4.0 million of restricted cash. International cash balances as of December 31, 2024 were $5.1 million, including $1.1 million of restricted cash.

Table of Content

Our total debt and finance obligations were $297.2 million (of which $3.9 million was classified as current at December 31, 2025), compared to total debt of $325.1 million at December 31, 2024. The $27.9 million decrease was primarily due to the partial paydown on the 2022 ABL Credit Agreement and Second A&R Second Lien Term Loan Agreement following the Series B Transactions on September 11, 2025, partially offset by new borrowings from the refinancing completed on March 12, 2025.
Cash flows attributable to our operating activities. Our largest source of operating cash inflow is cash collection from customers for work performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities, and others.

Cash flows from operating activities are primarily generated from net income or loss adjusted for certain non-cash items which include depreciation and amortization, PIK interest, and amortization of debt issuance costs. For the twelve months ended December 31, 2025, cash flows from operating activities also included an adjustment to net loss for the non-cash loss on debt extinguishment.

For the year ended December 31, 2025, net cash used in operating activities was $11.3 million, representing a decrease of $34.1 million compared to $22.8 million of cash provided by operating activities in the 2024 period. This change was primarily driven by the impact of working capital. Changes in working capital items - such as the growth of receivables and payment of operating payables - are significant factors affecting operating cash flows and can represent significant uses of cash, particularly during periods of increasing revenue and activity levels. During the twelve months ended December 31, 2025, changes in working capital items used $31.3 million in cash flows, a $36.0 million increase compared to the $4.7 million in cash flows provided by working capital in the corresponding 2024 period.
Cash flows attributable to our investing activities. For the year ended December 31, 2025, net cash used in investing activities was $9.1 million, consisting of $9.3 million of capital expenditures partially offset by net proceeds from asset disposals of $0.2 million.
For the year ended December 31, 2024, net cash used in investing activities was $9.3 million, consisting of $9.5 million of capital expenditures partially offset by net proceeds from asset disposals of $0.2 million.
Cash flows attributable to our financing activities. For the year ended December 31, 2025, net cash provided by financing activities totaled $2.8 million. This amount primarily reflects cash inflows from the $175.0 million borrowing under the new First Lien Term Loan and $75.0 million in proceeds from the issuance of Series B Preferred Stock. These inflows were partially offset by cash outflows, including a partial repayment of the 2025 Second Lien Term Loan of $41.8 million, net payments of $19.1 million under the Revolving Credit Loans, and the full repayment of outstanding balances under the Corre Delayed Draw Term Loan, Corre Incremental Term Loan and ME/RE Loans, and the partial paydown of the Corre Uptiered Loan. Additionally, during the period, we incurred $11.3 million in debt issuance costs related to refinancing transactions completed both with existing and new lenders as of March 12, 2025. We also paid $7.8 million in costs associated with the issuance of Series B Preferred Stock and warrants.
For the year ended December 31, 2024, net cash used in financing activities was $12.7 million, consisting primarily of $8.5 million of debt issuance costs, $2.8 million of principal payments under the ME/RE Loans and $1.4 million of principal payments under the Corre Incremental Term Loan, partially offset by the net borrowings on our 2022 ABL Credit Agreement of $0.5 million.
Effect of exchange rate changes on cash. For the year ended December 31, 2025, the effect of foreign exchange rate changes on cash was a positive impact of $0.2 million.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Team, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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

Sufficiency of audit evidence over revenue

As discussed in Note 2 to the consolidated financial statements, and as presented in the consolidated statement of operations, the Company reported revenue of $896,483 thousand for the year ended December 31, 2025. As discussed in Note 1, the Company recognizes revenue as (or when) the performance obligations are satisfied by transferring control over a service or product to the customer. Most of the Company’s performance obligations qualify for recognition over time, and they are generally able to elect the right-to-invoice practical expedient, which permits them to recognize revenue in the amount to which they have a right to invoice the customer.

Table of Content

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

Accounting for warrants issued in 2025

As discussed in Note 14 to the consolidated financial statements, on September 11, 2025, in connection with the issuance of the Series B Preferred Stock, the Company issued warrants to purchase 982,371 shares of common stock at an initial exercise price of $23.00 per share (Tranche A) and 470,889 shares of common stock at an initial exercise price of $50.00 per share (Tranche B). The Company determined that the warrants meet the criteria for equity classification and were, therefore, recorded in Additional Paid-In-Capital at their estimated fair value of $20.9 million.

We identified the assessment of the accounting for the Tranche A and Tranche B warrants to purchase common stock as a critical audit matter. Specifically, subjective auditor judgment was required to assess the classification of the warrants as liabilities or equity because of the complexity of the warrant terms and the interpretation of the relevant accounting guidance.

The following is the primary procedure we performed to address the critical audit matter. We assessed management’s interpretation and application of the relevant accounting guidance to determine whether the warrants were appropriately classified as liabilities or equity by examining the terms and conditions included within the warrant agreements.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Houston, Texas
March 12, 2026

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$18,145	$35,545
Accounts receivable, net of allowance of $4,585 and $3,271, respectively	177,884	172,645
Inventory	41,384	37,874
Income tax receivable	1,042	396
Prepaid expenses and other current assets	27,950	58,643
Total current assets	266,405	305,103
Property, plant and equipment, net	110,628	112,835
Intangible assets, net	37,849	50,243
Operating lease right-of-use assets	49,849	40,407
Defined benefit pension asset	5,144	4,768
Other assets, net	14,044	13,427
Deferred tax asset	1,534	1,582
Total assets	$485,453	$528,365
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt and finance lease obligations	$3,858	$6,485
Current portion of operating lease obligations	16,476	14,790
Accounts payable	42,010	42,091
Other accrued liabilities	56,724	105,228
Income tax payable	987	2,654
Total current liabilities	120,055	171,248
Long-term debt and finance lease obligations	293,343	318,626
Operating lease obligations	35,910	28,631
Deferred tax liabilities	4,984	4,965
Other long-term liabilities	3,691	3,157
Total liabilities	457,983	526,627
Commitments and contingencies
Redeemable preferred stock, par value $100.00 per share, 75,000 and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	51,951	—
Shareholders’ equity (deficit):
Preferred stock, 500,000 shares authorized, 75,000 (included in redeemable preferred stock) and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.30 per share, 12,000,000 shares authorized; 4,532,240 and 4,493,338 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1,360	1,348
Additional paid-in capital	475,829	460,186
Accumulated deficit	(464,877)	(415,667)
Accumulated other comprehensive loss	(36,793)	(44,129)
Total shareholders’ equity (deficit)	(24,481)	1,738
Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$485,453	$528,365

See accompanying notes to consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Twelve Months Ended December 31,
	2025	2024
Revenues	$896,483	$852,272
Operating expenses	664,775	629,122
Gross margin	231,708	223,150
Selling, general and administrative expenses	217,637	213,014
Operating income	14,071	10,136
Interest expense, net	(44,676)	(47,808)
Loss on debt extinguishment	(13,136)	—
Other income (expense), net	(2,889)	2,682
Loss before income taxes	(46,630)	(34,990)
Provision for income taxes (see Note 10)	(2,580)	(3,276)
Net loss	(49,210)	(38,266)
Dividend and accretion to redemption value on redeemable preferred stock	(3,451)	—
Net loss attributable to common shareholders	$(52,661)	$(38,266)

Loss per common share:
Basic and diluted	(11.70)	(8.64)

Weighted-average number of shares outstanding:
Basic and diluted	4,501	4,429

See accompanying notes to consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Twelve Months Ended December 31,
	2025	2024
Net loss	$(49,210)	$(38,266)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	7,797	(7,396)
Defined benefit pension plans:
Net actuarial loss arising during period	(597)	(261)
Amortization of prior service cost	33	32
Amortization of net actuarial loss	367	319
Other comprehensive income (loss) before tax	7,600	(7,306)
Tax provision (benefit) attributable to other comprehensive income (loss)	(264)	109
Other comprehensive income (loss), net of tax	7,336	(7,197)
Total comprehensive loss	$(41,874)	$(45,463)

See accompanying notes to consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
Balance as of December 31, 2023	4,415	$1,315	$458,614	$(377,401)	$(36,932)	$45,596
Net loss	—	—	—	(38,266)	—	(38,266)
Foreign currency translation adjustment, net of tax	—	—	—	—	(7,323)	(7,323)
Defined benefit pension plans, net of tax	—	—	—	—	126	126
Non-cash compensation	—	—	2,273	—	—	2,273
Net settlement of vested stock awards	78	33	(701)	—	—	(668)
Balance as of December 31, 2024	4,493	1,348	460,186	(415,667)	(44,129)	1,738
Net loss	—	—	—	(49,210)	—	(49,210)
Dividend and accretion to redemption value on redeemable preferred stock	—	—	(3,451)	—	—	(3,451)
Foreign currency translation adjustment, net of tax	—	—	—	—	7,473	7,473
Issuance of warrants in connection with Series B Transactions	—	—	18,726	—	—	18,726
Defined benefit pension plans, net of tax	—	—	—	—	(137)	(137)
Non-cash compensation	—	—	795	—	—	795
Net settlement of vested stock awards	39	12	(427)	—	—	(415)
Balance as of December 31, 2025	4,532	$1,360	$475,829	$(464,877)	$(36,793)	$(24,481)
See accompanying notes to consolidated financial statements.

Table of Content

TEAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(49,210)	$(38,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,082	36,295
Loss on debt extinguishment	13,136	—
Amortization of debt issuance costs, debt discounts, and deferred financing costs	5,065	6,226
Paid-in-kind (PIK) interest	10,650	14,441
Allowance for credit losses	2,606	845
Foreign currency loss (gain)	3,274	(2,231)
Deferred income taxes	(15)	(1,184)
Loss (gain) on asset disposal	(226)	7
Non-cash compensation costs	795	2,273
Other, net	(225)	(345)
Changes in operating assets and liabilities:
Accounts receivable	(3,641)	3,736
Inventory	(2,636)	(40)
Prepaid expenses and other assets	151	(946)
Accounts payable	(2,932)	6,582
Other accrued liabilities	(19,877)	(6,515)
Income taxes	(2,345)	1,889
Net cash provided by (used in) operating activities	(11,348)	22,767
Cash flows from investing activities:
Capital expenditures	(9,289)	(9,465)
Proceeds from disposal of assets	228	167
Net cash used in investing activities	(9,061)	(9,298)
Cash flows from financing activities:
Borrowings under Revolving Credit Loans	188,000	31,500
Payments under Revolving Credit Loans	(207,118)	(32,010)
Borrowings under First Lien Term Loan	175,000	—
Payments under First Lien Term Loan	(1,312)	—
Payments under 2025 Second Lien Term Loan	(41,803)	—
Payments under Corre Incremental Term Loan	(48,015)	(1,425)
Payments under Corre Delayed Draw Term Loan	(35,700)	—
Payments under Corre Uptiered Loan	(55,894)	—
Payments under ME/RE Loans	(23,427)	(2,842)
Proceeds from issuance of Series B Preferred Stock and warrants	75,000	—
Issuance cost related to Series B Preferred Stock and warrants	(7,774)	—
Payments for debt issuance costs	(11,337)	(8,462)
Other	(2,813)	492
Net cash provided by (used in) financing activities	2,807	(12,747)
Effect of exchange rate changes on cash	202	(604)
Net increase (decrease) in cash and cash equivalents	(17,400)	118
Cash and cash equivalents at beginning of period	35,545	35,427
Cash and cash equivalents at end of period	$18,145	$35,545
See accompanying notes to consolidated financial statements.

Table of Content

Supplemental disclosure of cash flow information:

	Twelve Months Ended December 31,
	2025	2024
Cash paid during the year for:
Interest	$30,296	$24,851
Income taxes	$2,884	$2,410
Non-cash investing and financing activities:
Assets acquired under finance lease	$5,274	$1,022
Equipment financed with notes payable	$1,518	$—
Accrued capital expenditures	$1,467	$407

See accompanying notes to consolidated financial statements.

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
MS provides solutions designed to serve customers’ unique needs during both the operational (onstream) and off-line states of their assets. Our onstream services include our range of standard to custom-engineered leak repair and composite solutions; emissions control and compliance; hot tapping and line stopping; and online valve insertion solutions, which are delivered while assets are in an operational condition, which maximizes customer production time. Asset shutdowns can be planned, such as a turnaround maintenance event, or unplanned, such as those due to component failure or equipment breakdowns. Our specialty maintenance, turnaround and outage services are designed to minimize customer downtime and are primarily delivered while assets are off-line, often through the use of cross-certified technicians whose multi-craft capabilities deliver the production needed to achieve tight time schedules. These critical services include on-site field machining; bolted-joint integrity; vapor barrier plug testing; and valve management solutions.
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
Basis for presentation. These consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods.
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
Use of estimates. Our accounting policies conform to GAAP in the United States. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect our reported financial position and results of operations. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) assessments of all long-lived assets for possible impairment, (2) estimating various factors used to accrue liabilities for workers’ compensation, auto, medical and general liability, (3) establishing an allowance for uncollectible accounts receivable, (4) estimating the useful lives of our assets, (5) assessing future tax exposure and the realization of tax assets, (6) selecting assumptions used in the measurement of costs and liabilities associated with defined benefit pension plans, (7) assessments of fair value, and (8) estimating achievement of the milestones for compensation cost recognition on our performance-based stock units. Our most significant accounting policies are described below.
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
The timing of revenue recognition, billings, and cash collections results in the recognition of trade accounts receivable, contract assets and contract liabilities on the consolidated balance sheets. Trade accounts receivable include billed and unbilled amounts currently due from customers and represent unconditional rights to receive consideration. The amounts due are stated at their net estimated realizable value. Refer to Note 3 - Accounts Receivable for additional information on our trade receivables, unbilled revenue and the allowance for credit losses. Contract assets include unbilled amounts when the revenue recognized exceeds the amount billed to the customer. Amounts may not exceed their net realizable value. Contract assets are included in “Prepaid expenses and other current assets” on our consolidated balance sheet. If we receive advances or deposits from our customers, a contract liability is recorded. Additionally, a contract liability arises if items of variable consideration result in less revenue being recorded than what is billed. We did not have a material amount of contract assets or contract liabilities as of December 31, 2025 and 2024.

We recognize the incremental costs of obtaining contracts as selling, general and administrative expenses when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. Costs to fulfill a contract are recorded as assets if they relate directly to a contract or a specific anticipated contract, the costs are incurred to generate or enhance resources that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered. Costs to fulfill a contract recognized as assets primarily consist of labor and material costs and generally relate to engineering and set-up costs incurred prior to when the satisfaction of performance obligations begins. Assets recognized for costs to fulfill a contract are included in the “Prepaid expenses and other current assets” line of the consolidated balance sheet and were not material as of December 31, 2025 and 2024. Such assets are recognized as expenses as we transfer the related goods or services to the customer and recognize the related revenue. All other costs to fulfill a contract are expensed as incurred.
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
Impairment of long-lived assets. We review our property, plant and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset in that asset class; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected undiscounted cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges in 2025 or 2024.
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
We regularly assess whether it is more likely than not that we will realize the deferred tax assets in the jurisdictions we operate in. We believe future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize the deferred tax assets for which no valuation allowance has been established. Our valuation allowance primarily relates to net operating loss carryforwards. While we have considered these factors in assessing the need for additional valuation allowance, there is no assurance that additional valuation allowance would not need to be established in the future if information about future years change. Any changes in valuation allowance would impact our income tax provision and net income (loss) in the period in which such a determination is made. As of December 31, 2025, our deferred tax assets were $128.5 million, less a valuation allowance of $113.5 million. As of December 31, 2025, our deferred tax liabilities were $18.4 million.
Significant judgment is required in assessing the timing and amounts of deductible and taxable items for tax purposes. In accordance with ASC 740-10, we establish reserves for uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that it is not more likely than not that the position will be sustained upon challenge. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any related underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense (benefit) in our consolidated statements of operations. As of December 31, 2025, our gross unrecognized tax benefits, excluding penalties and interest related to uncertain tax positions, were $1.2 million.

Workers’ compensation, auto, medical and general liability accruals. In accordance with ASC 450, Contingencies (“ASC 450”), we record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our consolidated balance sheet. These reserves are based on historical experience with claims incurred but not received, estimates and judgments made by us, applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. For workers’ compensation, our retention is $1.0 million and our environmental liability retention is also $1.0 million. We have retentions of $1.0 million for automobile liability claims, $1.0 million for professional liability claims, and $2.0 million for general liability claims, but we also have an aggregate annual deductible of $5.0 million for those liability policies. We maintain insurance for claims that exceed such retention limits. In 2023, our health care plan for U.S. employees was self-funded and administered by a third party. We purchased appropriate stop-loss coverage for self-funded insurance in 2023. We moved our U.S. employees to a fully funded healthcare policy in 2024 and no longer self-fund our health care plan for U.S. employees. Our insurance is subject to terms, conditions, limitations, and exclusions that may not fully compensate us for all losses. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in our plans or intentions, or the outcome of legal proceedings, settlements, or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts.
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
Concentration of credit risk. No single customer accounted for more than 10% of consolidated revenues during the year ended December 31, 2025 or 2024.
Accounting for warrants. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instrument meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.
Earnings (loss) per share. The Company computes earnings (loss) per share in accordance with ASC 260-10-45, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of share-based compensation using the treasury stock method and (3) the dilutive effect of the assumed exercise of outstanding warrants under the treasury stock method.
For the years ended December 31, 2025, and 2024, all outstanding share-based compensation awards and shares issuable upon the exercise of outstanding warrants were excluded from the calculation of diluted loss per share because their inclusion would be antidilutive due to the loss in those periods. For information on our share-based compensation awards and outstanding warrants refer to Note 13 - Share-Based Compensation and Note 14 - Shareholders’ Equity, respectively.
Foreign currency. For subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated at the exchange rates as of end of the period and revenues and expenses are translated at period average exchange rates. Translation adjustments for the asset and liability accounts are included as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity (deficit). Foreign currency transaction gains and losses are included in our statements of operations.
Defined benefit pension plans. Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. These rates are reviewed annually and adjusted to reflect current conditions and are determined based on reference to yields. The expected return on plan assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and are subject to amortization over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.
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

Our performance stock units vest based on certain performance criteria. Achievement of the milestones must be probable before we begin recording share-based compensation expense. When the performance-based vesting criteria is considered probable, we begin to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, U.S. GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. For any share-based awards where performance-based vesting criteria is no longer considered probable, previously recognized compensation cost would be reversed.
Reclassifications. Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have any effect on our financial condition or results of operations as previously reported.
Newly Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. ASU 2023-09 is effective for all annual periods beginning after December 31, 2024, and is applied prospectively, while retrospective application is permitted. We elected to adopt ASU 2023-09 retrospectively during the year ended December 31, 2025. The adoption of ASU 2023-09 did not have a material impact on our Consolidated Financial Statements.
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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities ("ASU 2025-10"). ASU 2025-10 adds guidance on the recognition, measurement and presentation of government grants. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, and permits modified prospective, modified retrospective, or full retrospective adoption. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

2. REVENUE
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from contracts with customers by geographic region, by reportable operating segment and by service type is presented below:
Revenue by geographic area (in thousands):

		Twelve Months Ended December 31, 2025
	United States	Canada	Other Countries	Total
Revenue:
IHT	$403,133	$42,187	$13,559	$458,879
MS	277,569	34,624	125,411	437,604
Total	$680,702	$76,811	$138,970	$896,483

		Twelve Months Ended December 31, 2024
	United States	Canada	Other Countries	Total
Revenue:
IHT	$374,657	$39,699	$12,366	$426,722
MS	263,005	27,241	135,304	425,550
Total	$637,662	$66,940	$147,670	$852,272
Revenue by operating segment and service type (in thousands):

	Twelve Months Ended December 31, 2025
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat-Treating	Other	Total
Revenue:
IHT	$359,038	$142	$68,207	$31,492	$458,879
MS	—	426,930	679	9,995	437,604
Total	$359,038	$427,072	$68,886	$41,487	$896,483

	Twelve Months Ended December 31, 2024
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat-Treating	Other	Total
Revenue:
IHT	$336,582	$154	$67,893	$22,093	$426,722
MS	—	417,699	932	6,919	425,550
Total	$336,582	$417,853	$68,825	$29,012	$852,272
For additional information on our reportable operating segments and geographic information, refer to Note 18 - Segment and Geographic Disclosures.
Remaining performance obligations. As permitted by ASC 606, Revenue from Contracts with Customers, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient, which permits us to recognize revenue in the amount to which we have a right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. As most of our contracts with customers are short-term in nature and billed on a time and material basis, there were no material amounts of remaining performance obligations as of December 31, 2025 and 2024.

3. ACCOUNTS RECEIVABLE
A summary of accounts receivable as of December 31, 2025 and 2024 is as follows (in thousands):

	December 31,
	2025	2024
Trade accounts receivable	$143,923	$145,743
Unbilled revenues	38,546	30,173
Allowance for credit losses	(4,585)	(3,271)
Accounts receivable, net	$177,884	$172,645
The following table shows a rollforward of the allowance for credit losses (in thousands):

	Twelve Months Ended December 31,
	2025	2024
Balance at beginning of period	$3,271	$3,738
Provision for expected credit losses	3,080	1,474
Recoveries collected	(441)	(568)
Write-offs	(1,350)	(1,388)
Foreign exchange effects	25	15
Balance at end of period	$4,585	$3,271

4. INVENTORY
A summary of inventory as of December 31, 2025 and 2024 is as follows (in thousands):

	December 31,
	2025	2024
Raw materials	$9,781	$9,098
Work-in-progress	3,600	2,267
Finished goods	28,003	26,509
Inventory	$41,384	37,874
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of prepaid expenses and other current assets as of December 31, 2025 and 2024 is as follows (in thousands):

	December 31,
	2025	2024
Insurance receivables	$10,000	$39,000
Prepaid expenses	14,039	15,817
Other current assets	3,911	3,826
Prepaid expenses and other current assets	$27,950	$58,643
The insurance receivable represents amounts due from our third-party insurance providers for a legal claim that is recorded in other accrued liabilities, refer to Note 9 - Other Accrued Liabilities. Insurance receivables will be collected from our third-party insurance providers for litigation matters that have been settled, or are pending settlement, and where the deductibles have been satisfied. The prepaid expenses primarily relate to prepaid insurance and other expenses that have been paid in advance of the coverage period.
As of December 31, 2025 and 2024, other current assets include deferred financing fees of $1.5 million and $1.6 million, respectively, in connection with the Collateral Facility Agreement (as defined below), and the current portion of software implementation cost of $1.3 million and $0.9 million, respectively.

6. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of December 31, 2025 and 2024 is as follows (in thousands):

	December 31,
	2025	2024
Land	$4,006	$4,006
Buildings and leasehold improvements	61,868	60,642
Machinery and equipment	304,618	289,384
Furniture and fixtures	11,063	10,675
Capitalized ERP system development costs	45,903	45,903
Computers and computer software	19,945	19,067
Automobiles	3,163	2,723
Construction in progress	2,729	757
Total	$453,295	$433,157
Accumulated depreciation and amortization	(342,667)	(320,322)
Property, plant, and equipment, net	$110,628	$112,835

Included in the table above are assets under finance leases of $13.0 million and $7.7 million and related accumulated amortization of $4.8 million and $3.2 million as of December 31, 2025 and 2024, respectively. Depreciation expense for the years ended December 31, 2025 and 2024 was $18.6 million and $20.5 million respectively.
Depreciation expense for the twelve months ended December 31, 2025 and 2024 is included in the table below (in thousands):

	Twelve Months Ended December 31,
	2025	2024
Depreciation expense:
Amount included in operating expenses	$12,110	$13,659
Amount included in SG&A expenses	6,468	6,844
Total depreciation expense	$18,578	$20,503

7. INTANGIBLE ASSETS

A summary of intangible assets as of December 31, 2025 and 2024 is as follows (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$162,678	$(125,109)	$37,569
Trade names	19,172	(18,930)	242
Technology	2,300	(2,262)	38
Licenses	683	(683)	—
Intangible assets	$184,833	$(146,984)	$37,849

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$162,633	$(113,033)	$49,600
Trade names	19,129	(18,754)	375
Technology	2,300	(2,032)	268
Licenses	683	(683)	—
Intangible assets	$184,745	$(134,502)	$50,243
Amortization expense on intangible assets for the years ended December 31, 2025 and 2024 was $12.4 million and $12.4 million, respectively, and is included in “Selling, general and administrative expenses” on our Consolidated Statements of Operations. Amortization expense for intangible assets is forecasted to be approximately $12.0 million, $11.3 million, $6.4 million, $5.4 million, and $2.7 million in 2026, 2027, 2028, 2029 and 2030, respectively.
The weighted-average amortization period for intangible assets subject to amortization was 14.0 years as of December 31, 2025 and 2024. The weighted-average amortization period as of December 31, 2025 is 14.0 years for customer relationships, 14.3 years for trade name and 10.0 years for technology.
8. OTHER ASSETS
A summary of other assets as of December 31, 2025 and 2024 is as follows (in thousands):

	December 31,
	2025	2024
Long-term software implementation costs	$9,441	$9,232
Long-term deposit	1,708	1,552
Escrow fund	1,238	1,350
Deferred financing charges	991	693
Non-current income tax receivable	119	119
Other non-current assets	547	481
Other assets	$14,044	$13,427
As of December 31, 2025, the Company had $21.1 million of gross capitalized cloud-based software implementation costs and $10.3 million of related accumulated amortization, for a net balance of $10.8 million, consisting of $1.4 million recorded within Prepaid expenses and other current assets, and $9.4 million recorded within Other assets (included in the table above) on the Company’s consolidated balance sheets.

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
For the years ended December 31, 2025 and 2024, the Company amortized $1.4 million and $2.3 million, respectively, of cloud-based software implementation costs.
9. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of December 31, 2025 and 2024 is as follows (in thousands):

	December 31,
	2025	2024
Legal and professional accruals	$13,502	$44,285
Payroll and other compensation expenses	28,647	41,692
Property, sales and other non-income related taxes	5,626	6,379
Accrued interest	1,633	5,516
Insurance accruals	3,782	3,480
Volume discounts	1,938	1,902
Other accruals	1,596	1,974
Other accrued liabilities	$56,724	$105,228
Legal and professional accruals include accruals for legal and professional fees as well as accrued legal claims, refer to Note 17 - Commitments and Contingencies for legal claims information. Certain legal claims are covered by our third-party insurance providers and the related insurance receivable for these claims is recorded in prepaid expenses and other current assets, refer to Note 5 - Prepaid and Other Current Assets. Payroll and other compensation expenses include all payroll related accruals including, among others, accrued vacation, severance, and bonuses. Property, sales and other non-income related taxes include accruals for items such as sales and use tax, property tax and other related tax accruals. Accrued interest relates to the interest accrued on our long-term debt. Insurance accruals primarily relate to workers compensation costs. Other accruals include various business expense accruals.

10. INCOME TAXES
For the years ended December 31, 2025 and 2024, our income tax provision resulted in an effective tax rate of 5.5% and 9.4%, respectively. Our income tax provision for the years ended December 31, 2025 and 2024 was $2.6 million and $3.3 million, respectively, and includes federal, state and foreign taxes.
The components of our tax provision and benefit were as follows (in thousands):

	Current	Deferred	Total
Twelve months ended December 31, 2025:
U.S. Federal	$504	$(407)	$97
State & local	373	—	373
Foreign jurisdictions	1,749	361	2,110
Tax provision	$2,626	$(46)	$2,580
Twelve months ended December 31, 2024:
U.S. Federal	$305	$(61)	$244
State & local	481	—	481
Foreign jurisdictions	3,514	(963)	2,551
Tax provision	$4,300	$(1,024)	$3,276
The components of loss before income taxes for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Twelve Months Ended December 31,
	2025	2024
Domestic	$(53,056)	$(42,477)
Foreign	6,426	7,487
Loss before income taxes	$(46,630)	$(34,990)

The income tax provision in 2025 and 2024, respectively, differed from the amounts computed by applying the U.S. federal income tax rate of 21% in 2025 and 2024, as a result of the following (in thousands):

	Twelve Months Ended December 31,
	2025		2024
Computed income taxes at statutory rate	$(9,792)	21.0%	$(7,347)	21.0%
Domestic:
State and local income taxes, net of federal income tax effect	239	(0.5)%	320	(0.9)%
Effect of cross-border tax laws
Subpart F	630	(1.4)%	371	(1.1)%
GILTI	—	—%	576	(1.6)%
Other effects of cross-border tax laws	(103)	0.2%	(49)	0.1%
Changes in valuation allowance	10,568	(22.6)%	8,830	(25.3)%
Nontaxable or nondeductible items	483	(1.0)%	185	(0.5)%
Foreign tax effects	619	(1.3)%	431	(1.2)%
Changes in unrecognized tax benefits	(64)	0.1%	(41)	0.1%
Total	$2,580	(5.5)%	$3,276	(9.4)%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Accrued compensation and benefits	$3,564	$4,480
Receivables	528	229
Inventory	327	319
Share-based compensation	182	354
Other accrued liabilities	1,171	1,197
Tax credit carryforward	2,887	2,862
Interest expense limitation	61,433	51,414
Goodwill and intangible costs	6,976	8,078
Debt related cost	2,686	2,621
Net operating loss carryforwards	48,228	46,348
Other	518	1,984
Deferred tax assets	128,500	119,886
Less: valuation allowance	(113,516)	(102,201)
Deferred tax assets, net	$14,984	$17,685
Deferred tax liabilities:
Property, plant and equipment	(13,019)	(14,075)
Unremitted earnings of foreign subsidiaries	(2,588)	(2,837)
Other	(2,827)	(4,156)
Deferred tax liabilities	(18,434)	(21,068)
Net deferred tax liability	$(3,450)	$(3,383)
As of December 31, 2025, a valuation allowance of $113.5 million was recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized, primarily attributable to the domestic operations. A significant factor of negative evidence evaluated for the domestic jurisdiction was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2025.
As of December 31, 2025, we had the following tax attributes available to offset future taxable income, subject to certain limitations:
•U.S. federal net operating loss carryforward of $137.0 million, all of which have an indefinite carryforward period.
•State net operating loss carryforwards of $265.9 million, of which $187.4 million will expire on various dates through 2043 and $78.5 million have an indefinite carryforward period.
•Interest expense carryforward for U.S. income tax purposes of $275.9 million, all with an indefinite carryforward period.
•Tax credit of $2.7 million, which will expire on various dates through 2037 if not utilized.
•Foreign net operating loss carryforwards totaling $17.8 million, of which $0.8 million will expire on various dates through 2046 and $17.0 million have an unlimited carryforward period.
As of December 31, 2025, none of our undistributed earnings of foreign operations were considered to be permanently reinvested overseas. As of December 31, 2025, the deferred tax liability related to undistributed earnings of foreign subsidiaries was $2.6 million.
We file income tax returns in the U.S. federal and state jurisdictions as well as various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2016. We are currently under audit in one of the states in which we do substantial business. As of December 31, 2025, we recorded a $0.9 million tax liability in our uncertain positions related to this audit due to retroactive changes included in final regulations issued by the state. Certain Dutch entities were also under audit. We do not anticipate any material adjustments related to these examinations.

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
As of December 31, 2025, $2.3 million of unrecognized tax benefits would affect our effective tax rate. We estimate the uncertain tax benefits that may be recognized within the next twelve months will not be material. Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.
The following table summarizes a reconciliation of gross unrecognized tax benefits, excluding penalties and interest, for the years ended December 31, 2025 and 2024 (in thousands):

	Twelve Months Ended December 31,
	2025	2024
Unrecognized tax benefits - January 1	$1,262	$1,452
Additions based on tax positions related to prior years	42	—
Reductions based on tax positions related to prior years	—	(74)
Reductions resulting from a lapse of the applicable statute of limitations	(129)	(116)
Unrecognized tax benefits - December 31	$1,175	$1,262

We have recorded the unrecognized tax benefits in other long-term liabilities in the consolidated balance sheets. As of December 31, 2025 and 2024, the total amount of accrued interest and penalties related to unrecognized tax benefits was $1.1 million and $0.9 million, respectively. There was approximately $0.2 million and $0.1 million of interest or penalties related to unrecognized tax benefits that were recorded in income tax expense for the years ended December 31, 2025, and 2024, respectively.
Cash paid for income taxes, net of refunds, for the years ended December 31, 2025 and 2024 was $2.9 million and $2.4 million, respectively. Cash paid for income taxes, net of refunds, for the year ended December 31, 2025, were as follows (in thousands):

	December 31,
	2025	2024
Federal income taxes	$100	$(300)
State income taxes:
Illinois	—	(337)
Texas	331	50
Other	61	(35)
Foreign income taxes:
Australia	548	201
Belgium	688	155
Brazil	477	498
Canada	(484)	737
New Zealand	29	168
Trinidad	348	957
United Kingdom	557	161
All other foreign	229	155
Total income taxes paid, net of amounts refunded	$2,884	$2,410

11. DEBT
As of December 31, 2025 and 2024, our total long-term debt and finance lease obligations are summarized as follows (in thousands):

	December 31,
	2025	2024
2022 ABL Credit Facility[1]	$58,786	$112,671
First Lien Term Loan[1]	166,241	—
2025 Second Lien Term Loan[1]	62,063	—
ME/RE Loans[1]	—	22,119
Corre Uptiered Loan[1]	—	143,955
Corre Incremental Term Loan[1]	—	39,824
Equipment Financing Loans	1,436	1,399
Total	288,526	319,968
Finance lease obligations[2]	8,675	5,143
Total debt and finance lease obligations	297,201	325,111
Current portion of long-term debt and finance lease obligations	(3,858)	(6,485)
Total long-term debt and finance lease obligations, less current portion	$293,343	$318,626
_________________
1        Comprised of principal amount outstanding, less unamortized debt issuance costs. See below for additional information.
2        For information on our finance lease obligations see Note 12 - Leases.

The following table summarizes scheduled maturities of our debt for the years succeeding December 31, 2025 (in thousands):

December 31
2026	$2,169
2027	2,560
2028	61,862
2029	3,056
2030	227,958
Thereafter	—
Total[1]	$297,605
1        The total excludes unamortized debt issuance cost of $9.1 million.

2022 ABL Credit Agreement
On February 11, 2022, we entered into a credit agreement, with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent (“Eclipse”) (such agreement, as amended by Amendment No.1 dated as of May 6, 2022, Amendment No.2 dated as of November 1, 2022, Amendment No.3 dated as of June 16, 2023 (“ABL Amendment No.3”), Amendment No.4 dated as of March 6, 2024, Amendment No.5 dated as of September 30, 2024, ABL Amendment No.6 (defined below) and ABL Amendment No.7 (defined below), the “2022 ABL Credit Agreement”).
On March 12, 2025, we entered into Amendment No.6 to the 2022 ABL Credit Agreement with the lenders party thereto and Eclipse (“ABL Amendment No.6”). ABL Amendment No.6 modified the 2022 ABL Credit Agreement to allow the Company to enter into the First Lien Term Loan Agreement (defined below) and grant related liens, aligned certain terms with the First Lien Term Loan Agreement (defined below) and Second A&R Second Lien Term Loan Agreement (defined below), and reflected the repayment of previously outstanding term loan tranches under the 2022 ABL Credit Agreement prior to March 12, 2025.

On September 11, 2025, we entered into Amendment No.7 to the 2022 ABL Credit Agreement with the lenders party thereto and Eclipse (“ABL Amendment No.7”), which further amended the agreement to enhance the Company’s financial flexibility. The amendment extended the maturity date from September 30, 2027 to October 2, 2028, increased the aggregate commitments from $130.0 million to $150.0 million, and provided lender consent for the consummation of the Series B Transactions. Additionally, ABL Amendment No.7 reduced the applicable interest rate margin on loans by a range of 0.25% to 0.375% per annum, contingent on the Company’s EBITDA (as defined in the 2022 ABL Credit Agreement) and Average Historical Excess Availability (as defined in the 2022 ABL Credit Agreement), with such reductions effective January 1, 2026. The amendment also modified certain affirmative and negative covenants to provide the Company and its subsidiaries with greater financial flexibility. In connection with and as a condition to the effectiveness of ABL Amendment No.7, the Company used a portion of the proceeds from the Series B Transactions to prepay the loans outstanding under the 2022 ABL Credit Agreement in an aggregate principal amount equal to $25.0 million (without a corresponding commitment reduction).
Available funding commitments to us under the 2022 ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $150.0 million with a $35.0 million sublimit for swingline borrowings, and a $26.0 million sublimit for issuances of letters of credit (the “Revolving Credit Loans”).
Our obligations under the 2022 ABL Credit Agreement are guaranteed by certain of our direct and indirect subsidiaries referenced below as the “ABL Guarantors” and, together with the Company, the “ABL Loan Parties.” Our obligations under the 2022 ABL Credit Agreement are secured on a first priority basis by, among other things, accounts receivable, deposit accounts, securities accounts and inventory of the ABL Loan Parties (collectively, the “ABL Priority Collateral”) and are secured on a lower priority basis by substantially all of the other assets of the ABL Loan Parties, subject to the terms of the Intercreditor Agreement (as defined below). Availability under the revolving credit line is based on a percentage of the value of qualifying accounts receivable and inventory, reduced by certain reserves.
The terms of the Revolving Credit Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	10/2/2028
Interest rate	SOFR + applicable margin (or base rate + applicable margin)
Actual interest rate
12/31/2025	7.86%
12/31/2024	8.92%
Interest payments	monthly
Cash paid for interest
12/31/2025	$7,413
12/31/2024	$7,940
Principal balance
12/31/2025	$58,786
12/31/2024	$77,905
Unamortized balance of deferred financing cost
12/31/2025	$991
12/31/2024	$693
Available amount at 12/31/2025	$53,396

On March 12, 2025, using a portion of the proceeds from the Initial First Lien Term Loan (defined below), we fully repaid the delayed draw term loan of $35.0 million (the “Corre Delayed Draw Term Loan”) originally provided by Corre Partners Management, LLC and certain of its affiliates (“Corre”) and the ME/RE Loans (described below) of $22.3 million provided by Eclipse and in each case previously outstanding under the 2022 ABL Credit Agreement. The unamortized debt issuance cost related to the Corre Delayed Draw Term Loan amounted to $0.2 million, and the unamortized debt issuance cost related to the ME/RE Loans amounted to $0.8 million. These amounts were written off and recorded as a loss on debt extinguishment in the consolidated statements of operations.

As of December 31, 2024, the Corre Delayed Draw Term Loan had a net carrying balance of $34.8 million, which consisted of the principal balance of $35.0 million less the unamortized balance of debt issuance cost of $0.2 million. The actual interest rate as of December 31, 2024 was 14.17% and cash paid for interest was $1.4 million and $5.5 million, respectively, during the twelve months ended December 31, 2025 and 2024.

The “applicable margin” in the table above is defined as a rate of 2.25%, 2.50% or 2.88% for Base Rate Loans with a 2.00% base rate floor and a rate of 3.25%, 3.50% or 3.88% for Adjusted Term SOFR Loans (effective January 1, 2026 per Amendment No.7) with a 1.00% SOFR floor, in each case depending on the amount of EBITDA (as defined in ABL Amendment No.7 to the 2022 ABL Credit Agreement) as of the most recent measurement period as reported in a monthly compliance certificate. Base rate is used when SOFR is not available. The fee for undrawn revolving amounts is 0.50%.
We may make voluntary prepayments of the loans under the 2022 ABL Credit Agreement from time to time, subject to certain conditions. Mandatory prepayments are also required in certain circumstances.
Amounts repaid under the Revolving Credit Loans may be re-borrowed, subject to compliance with the borrowing base and the other conditions set forth in the 2022 ABL Credit Agreement. Certain permanent repayments of the 2022 ABL Credit Agreement loans are subject to the payment of a premium ranging from 0% to 2% depending on the date of prepayment as specified in the 2022 ABL Credit Agreement. The 2022 ABL Credit Agreement contains customary conditions to borrowings and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of certain debt. The 2022 ABL Credit Agreement following the execution of Amendment No.3 also requires that we will not exceed $15.0 million in unfinanced capital expenditures in any CapEx Test Period (as defined therein); provided we shall be permitted to make up to $25.0 million in unfinanced capital expenditures in any CapEx Test Period (as defined therein) if we maintain a total leverage ratio of less than or equal to 2.00 to 1.00 on a pro forma basis immediately after giving effect to each such unfinanced capital expenditure in excess of the capital expenditure limit. In addition, the 2022 ABL Credit Agreement includes customary events of default, the occurrence of which may require that we pay an additional 2.0% interest on the outstanding loans under the 2022 ABL Credit Agreement and that the debt becomes payable immediately. As of December 31, 2025, we are in compliance with the covenants.
Direct and incremental costs associated with the issuance of the loans under the 2022 ABL Credit Agreement were capitalized as deferred financing costs.
As of December 31, 2025, $9.5 million in letters of credit were issued under the 2022 ABL Credit Agreement. Such amounts remain undrawn and are off-balance sheet.
ME/RE Loans
On March 12, 2025, using a portion of the proceeds from the Initial First Lien Term Loan (defined below), we fully repaid the ME/RE Loans of $22.3 million (“ME/RE Loans”) provided to us pursuant to ABL Amendment No.3. ME/RE Loans were secured by a first priority lien and mortgage on certain real estate and machinery and equipment of the Company.
As of December 31, 2024, the ME/RE Loans had net carrying balance of $22.1 million, which consisted of the principal balance of $23.0 million less the unamortized balance of debt issuance cost of $0.9 million. The actual and effective interest rates at December 31, 2024 were 9.67% and 12.97%, respectively. Cash paid for interest during the twelve months ended December 31, 2025 and 2024 was $0.6 million and $2.7 million, respectively.
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

The proceeds of the Initial First Lien Term Loan were used to redeem and repay the Corre Delayed Draw Term Loan and the ME/RE Loans under the 2022 ABL Credit Agreement, the Corre Incremental Term Loan and a portion of the outstanding balance of the Corre Uptiered Loan under the Existing A&R Term Loan Agreement (as defined below). To the extent borrowed, the proceeds of the First Lien Delayed Draw Term Loan will be used solely to repay the obligations under the Second A&R Second Lien Term Loan Agreement (as defined below). As of December 31, 2025, we have not drawn on the First Lien Delayed Draw Term Loan.

On September 11, 2025, we entered into Amendment No.1 to the First Lien Term Loan Agreement (“Amendment No.1”) with the lenders and HPS Investment Partners, LLC, as agent. Amendment No.1 modified the First Lien Term Loan Agreement to provide the Company and its subsidiaries with enhanced financial flexibility. Key terms of Amendment No.1 include:
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

The terms of the Initial First Lien Term Loan are described in the table below (dollar amounts are presented in thousands):

Maturity date	3/12/2030
Stated interest rate	SOFR+applicable margin (or base+applicable margin)
Principal payments	$438 quarterly
Effective interest rate
12/31/2025	11.86%
Actual interest rate
12/31/2025	10.00%
Interest payments	Last day of borrower-selected interest period, but no later than quarterly
Cash paid for interest
YTD 12/31/2025	$14,343
Balances at 12/31/2025
Principal balance	$173,688
Unamortized balance of debt discount and issuance cost[1]	$(7,447)
Net carrying balance	$166,241
1    Consists of debt discount of $3,486 and debt issuance cost of $3,961.
The First Lien Term Loan Agreement contains certain conditions to borrowings, events of default and affirmative and negative covenants (including a financial covenant prohibiting the Company from exceeding a maximum First Lien Net Leverage Ratio (as defined therein), tested as of the end of each fiscal quarter). Further, the First Lien Term Loan Agreement includes certain events of default, the occurrence of which may require that we pay an additional 2.0% interest on the outstanding loans and other obligations under the First Lien Term Loan Agreement. As of December 31, 2025, we are in compliance with the covenants.
A&R Term Loan Credit Agreement / Second A&R Second Lien Term Loan Agreement

On March 12, 2025, we entered into a Second Amended and Restated Second Lien Term Loan Credit Agreement with the lenders party thereto (“Corre and affiliates”) and Cantor Fitzgerald Securities, as Agent (as amended by the Second Lien Amendment (defined below), the “Second A&R Second Lien Term Loan Agreement”), which amended and restated the existing Amended and Restated Term Loan Credit Agreement, dated June 16, 2023 (the “Existing A&R Term Loan Agreement”). The Existing A&R Term Loan Agreement amended and restated a term loan credit agreement entered into on November 9, 2021, as amended through March 29, 2023, to provide for term loans outstanding upon effectiveness of such amendment and restatement consisting of a $57.5 million senior secured first lien term loan provided by Corre and certain of its affiliates (the “Corre Uptiered Loan”), and included an additional funding commitment, subject to certain conditions, and comprised of a $37.5 million term loan tranche and a $20.0 million delayed draw tranche, of which $10.0 million remained undrawn on March 12, 2025 (together, the “Corre Incremental Term Loan”).

    On March 12, 2025, using a portion of the proceeds from the Initial First Lien Term Loan, we fully paid off the outstanding principal balance on the Corre Incremental Term Loan in the amount of $46.3 million and paid down $54.1 million of the outstanding principal balance on the Corre Uptiered Loan. The remaining portion of the Corre Uptiered Loan of $93.9 million, together with certain fees and accrued interest, was rolled into the 2025 Second Lien Term Loans (defined below). The unamortized debt issuance cost related to the Corre Incremental Term Loan amounted to $6.3 million, and the unamortized debt issuance cost related to the Core Uptiered Loan amounted to $0.2 million. These amounts were written off and recorded as a loss on debt extinguishment in the consolidated statements of operations.

On September 11, 2025, we entered into Amendment No.1 to the Second A&R Second Lien Term Loan Agreement, with the lenders party thereto, and Cantor Fitzgerald Securities, as Agent, (the “Second Lien Amendment”). As a condition to the effectiveness of the Second Lien Amendment, the Company used a portion of the proceeds from the Series B Transactions to prepay approximately $42.9 million of principal and accrued and unpaid interest on loans outstanding under the Second A&R Second Lien Term Loan Agreement. The unamortized debt issuance cost associated with the prepayment totaling approximately $1.3 million was written off and recorded as a loss on debt extinguishment in the consolidated statements of operations. The Second Lien Amendment modifies the Second A&R Second Lien Term Loan Agreement to provide the Company and its subsidiaries with enhanced financial flexibility. Key terms of the Second Amendment include:
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

The Second A&R Second Lien Term Loan Agreement contains certain conditions to borrowings, events of default and affirmative and negative covenants (including a financial covenant prohibiting the Company from exceeding a maximum First Lien Net Leverage Ratio (as defined therein), tested at the end of each fiscal quarter). Further, the Second A&R Second Lien Term Loan Agreement includes certain events of default, the occurrence of which may require that the Company pay an additional 2.0% interest on the outstanding loans and other obligations under the Second A&R Second Lien Term Loan Agreement. As of December 31, 2025, we are in compliance with the covenants.

The amount currently outstanding under the Second A&R Second Lien Term Loan Agreement is a $63.7 million second lien term loan (the “Second Lien Term Loans”), provided by Corre and certain of its affiliates, consisting of a term loan tranche, including certain interest payments paid in kind (the “2025 Second Lien Term Loans”). The Second A&R Second Lien Term Loan Agreement also includes an additional funding commitment for a $10.0 million delayed draw term loan tranche (the “Second Lien Delayed Draw Term Loans”) available until April 15, 2026 (the “Delayed Draw Availability Period”), subject to satisfying certain conditions. At our request and with applicable lender consent, the Delayed Draw Availability Period may also be extended or reinstated following the expiration thereof. All outstanding amounts in respect of the Second Lien Term Loans mature and become due and payable on June 10, 2030. To the extent borrowed, the proceeds of the Second Lien Delayed Draw Term Loans are permitted to be used by the Company for general working capital and liquidity purposes. As of December 31, 2025, we have not drawn on the Second Lien Delayed Draw Term Loans.

The Second Lien Term Loans bear interest at an annual rate of 13.5% through the earlier of (i) September 30, 2026, and thereafter, if the outstanding principal balance of the Second Lien Term Loans exceeds 50% of the principal balance on March 12, 2025, the interest rate will increase by 0.25% quarterly, subject to a maximum rate of 14.5% per annum, and (ii) the date on which the Second Lien Delayed Draw Term Loan is borrowed in full, in which case the interest rate will increase to the maximum rate of 14.5% per annum. Interest is payable quarterly and if the First Lien Net Leverage Ratio (as defined in the Second A&R Second Lien Term Loan Agreement) is greater than or equal to 3.50 to 1.00, then all interest shall be paid in kind; if the First Lien Net Leverage Ratio is less than 3.50 to 1.00 and greater than or equal to 3.00 to 1.00, 50% of the interest shall be payable in cash, with the other 50% to be paid in kind; and if the First Lien Net Leverage Ratio is less than 3.00 to 1.00, all interest will be payable in cash.
The terms of the 2025 Second Lien Term Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	6/10/2030
Principal payments	quarterly [1]
Effective interest rate
12/31/2025	16.04%
Actual interest rate
12/31/2025	13.50%
Interest payments	quarterly
Cash paid for interest
12/31/2025	$1,129 [2]
PIK interest added to principal balance
12/31/2025	$8,086
Balances at 12/31/2025
Principal balance	$63,696
Unamortized balance of debt issuance cost	$(1,633)
Net carrying balance	$62,063
1    Principal payments represent a percentage (ranges between 0% and 0.25% based on the First Lien Net Leverage Ratio) of the outstanding principal balance. As of December 31, 2025 we are not making quarterly principal payments.
2 One-time cash interest payment in connection with the partial prepayment on September 11, 2025.

As of December 31, 2024, the Corre Incremental Term Loan had a net carrying balance of $39.8 million, which consisted of the principal balance of $46.6 million less the unamortized balance of debt issuance cost of $6.8 million. The stated and effective interest rates at December 31, 2024 were 12.00% and 22.96%, respectively. Cash paid for interest during the twelve months ended December 31, 2025 and 2024 was $2.5 million and $5.7 million, respectively.

As of December 31, 2024, the Corre Uptiered Loan had a net carrying balance of $144.0 million, which consisted of the principal balance of $144.5 million less the unamortized balance of debt issuance cost of $0.5 million. The stated and effective interest rates at December 31, 2024 were 13.50% and 14.56%, respectively. Cash paid for interest during the twelve months ended December 31, 2025 and 2024 was $2.7 million and $2.8 million, respectively.

Equipment Financing Loans
Equipment finance loans consist of secured borrowings used to acquire machinery and equipment (including office equipment). Under some of the arrangements, the lender pays the equipment vendor directly on behalf of the Company; as a result, no cash proceeds are received by the Company. The loans are secured by the financed equipment and are repaid over fixed terms through scheduled installments. The related assets are recorded in property, plant, and equipment, net of accumulated depreciation. As of December 31, 2025 and December 31, 2024, the outstanding balance of equipment financing loans was $1.4 million.
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
On August 25, 2025, we entered into a new agreement with 1970 Group Originator, Inc., an affiliate of 1970 Group, titled the Substitute Insurance Collateral Facility Program Agreement (the “Collateral Facility Agreement”), which replaced the Substitute Insurance Reimbursement Facility Agreement. The Collateral Facility Agreement establishes a revised framework for collateral and credit support related to our insurance programs, superseding the prior reimbursement facility. As of December 31, 2025, we have $19.1 million of letters of credit outstanding under the Substitute Reimbursement Facility.
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
According to the provisions of ASC 470, Debt, the arrangement is a “Substitute Insurance Reimbursement Facility” limited to any amounts drawn under the letters of credit. Therefore, until we use or draw on the Substitute Insurance Reimbursement Facility, the letters of credit are treated as an off-balance sheet credit arrangement. The fees in the amount of $2.2 million paid by us under this arrangement are deferred and amortized to interest expense over the term of the arrangement. As of December 31, 2025 and 2024, the unamortized balance of $1.5 million and $1.6 million was included in other current assets.
Liquidity
As of December 31, 2025, we had $14.1 million of unrestricted cash and cash equivalents and $4.0 million of restricted cash, including $2.7 million of restricted cash held as collateral for letters of credit and commercial card programs. International cash balances included in total cash as of December 31, 2025 were $4.4 million, and approximately $1.2 million of such cash is restricted. As of December 31, 2025, we had approximately $63.4 million of availability under our various credit facilities, consisting of $53.4 million available under the Revolving Credit Loans and $10.0 million available under the Second Lien Delayed Draw Term Loan under the Second A&R Second Lien Term Loan Credit Agreement. We had $30.4 million in letters of credit and $1.9 million in surety bonds outstanding. In connection with the Series B Transactions, we also have access to up to $30.0 million additional liquidity through a delayed draw mechanism, subject to certain conditions under the related Purchase Agreement.
Our cash and cash equivalents as of December 31, 2024 totaled $31.5 million of unrestricted cash and cash equivalents and $4.0 million of restricted cash, including $2.8 million of restricted cash held as collateral for letters of credit and commercial card programs. Additionally, $5.1 million of the $31.5 million of cash and cash equivalents was in foreign accounts, primarily in Canada, the U.K. and Europe including $1.1 million of restricted cash.

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
We have operating and finance leases primarily for equipment, real estate, and vehicles. Some of our leases include options to extend the leases for up to 10 years, and some may include options to terminate the leases within 24 months.
The components of lease expense are as follows (in thousands):

	December 31,
	2025	2024
Operating lease costs	$27,177	$24,512
Variable lease costs	5,857	5,345
Finance lease costs:
Amortization of right-of-use assets	1,697	1,099
Interest on lease liabilities	764	435
Total lease cost	$35,495	$31,391

Other information related to leases is as follows (in thousands):

	December 31,
	2025	2024
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$23,672	$19,486
Operating cash flows from finance leases	725	444
Financing cash flows from finance leases	1,330	907
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$14,386	$7,519
Finance leases	$5,274	$1,022

Amounts recognized in the consolidated balance sheet are as follows (in thousands):

	December 31,
	2025	2024
Operating Leases:
Operating lease right-of-use assets	$49,849	$40,407
Current portion of operating lease obligations	16,476	14,790
Operating lease obligations (non-current)	35,910	28,631

Finance Leases:
Property, plant and equipment, net	$8,189	$4,507
Current portion of long-term debt and finance lease obligations	1,689	819
Long-term debt and finance lease obligations	6,986	4,324

Weighted average remaining lease term:
Operating leases	4 years	5 years
Finance leases	5 years	7 years
Weighted average discount rate:
Operating leases	10.0%	9.0%
Finance leases	10.0%	8.0%
As of December 31, 2025, we have no material additional operating and finance leases that have not yet commenced.

As of December 31, 2025, future minimum lease payments under non-cancellable (excluding short-term leases) are as follows (in thousands):

Twelve Months Ended December 31,	Operating Leases	Finance Leases
2026	$20,099	$2,410
2027	15,818	2,210
2028	9,750	1,955
2029	6,307	1,647
2030	3,939	871
Thereafter	7,375	1,821
Total future minimum lease payments	$63,288	$10,914
Less: Interest	10,902	2,239
Present value of lease liabilities	$52,386	$8,675
Total rent expense resulting from operating leases, including short-term leases, for the years ended December 31, 2025 and 2024 was $39.1 million and $36.9 million, respectively.

13. SHARE-BASED COMPENSATION
In June 2018, the Company adopted the 2018 Team, Inc, Equity Incentive Plan (as amended and restated in May 2021 and May 2024, the “2018 Plan”) pursuant to which our Board of Directors may grant stock options, restricted stock, stock units, stock appreciation rights, common stock or performance awards to officers, directors and key employees.
As of December 31, 2025, the 2018 Plan had 490,465 shares available for issuance of which 338,403 performance award shares were granted in 2023 and 2025 which become issuable if 100% of performance target is achieved, and can be settled in shares, cash or a combination thereof when vested. These performance awards are discussed in further detail below.
Compensation expense related to share-based compensation totaled $0.8 million and $2.3 million for the years ended December 31, 2025 and 2024, respectively. Share-based compensation expense reflects an estimate of expected forfeitures. As of December 31, 2025, $0.9 million of unrecognized compensation expense related to share-based compensation is expected to be recognized over a remaining weighted-average period of 0.9 years. There was no income tax benefit recognized for the years ended December 31, 2025 or 2024.
Restricted Stock Units (RSUs)
Restricted stock units are settled with common stock upon vesting unless it is not legally feasible to issue shares, in which case the value of the award is settled in cash. We determine the fair value of each stock unit based on the market price on the date of grant. Stock units generally vest in annual installments over three years and the expense associated with the units is recognized ratably over the same vesting period. Compensation expense related to RSUs totaled $0.5 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively.
Transactions involving our restricted stock unit grants for the twelve months ended December 31, 2025 are summarized below:

	Twelve Months Ended December 31, 2025
	No. of Stock Units	Weighted Average Fair Value at Date of Grant
	(in thousands)
Stock and stock units, beginning of year	145	$8.21
Changes during the year:
Granted	5	14.48
Vested and settled	(64)	8.21
Cancelled	(34)	8.22
Stock and stock units, end of year	52	$8.88
The intrinsic value of stock units vested during the years ended December 31, 2025 and 2024 was $1.1 million and $2.0 million, respectively.
Performance Stock Units (PSUs)
During the year ended December 31, 2025, the Company granted 11,097 long-term performance stock units to certain executives, in addition to 327,306 units granted in 2023 that remain outstanding as of December 31, 2025. The vesting of these awards is contingent upon the achievement of a non-market condition milestone, specifically related to our adjusted EBITDA performance. For these awards, we recognize compensation expense over the vesting term on a straight-line basis based upon the performance target that is probable of being met, subject to adjustment for changes in the expected or actual performance outcome. For performance awards, we recorded an expense of $0.3 million and $1.3 million for the years ended December 31, 2025 and 2024, respectively.

Transactions involving our performance awards during the twelve months ended December 31, 2025 are summarized below:

	Twelve Months Ended December 31, 2025
	No. of Stock Units[1]	Weighted Average Fair Value at Date of Grant
	(in thousands)
Performance stock units, beginning of year	445	$8.22
Changes during the period:
Granted	11	14.48
Cancelled and forfeited	(118)	8.22
Performance stock units, end of year	338	$8.43
__________________________
1    Performance units with variable payouts are shown at target level of performance.

    There were no performance stock units vested during the years ended December 31, 2025 and 2024.

14. SHAREHOLDERS’ EQUITY
Shareholders’ Equity (Deficit) and Preferred Stock
As of December 31, 2025 there were 4,532,240 shares of our common stock outstanding and 12,000,000 shares authorized with a par value of $0.30 per share.
As of December 31, 2025 there were 75,000 shares of preferred stock outstanding, designated as Series B Preferred Stock, and we had 500,000 authorized shares at $100.00 par value per share of preferred stock (see Note 16 - Redeemable Preferred Stock for more detail).
Warrants
As of December 31, 2025, and December 31, 2024, APSC Holdco II, L.P. held 500,000 warrants and certain affiliates of Corre collectively held 500,000 warrants, in each case providing for the purchase of one share of the Company’s common stock per warrant at an exercise price of $15.00. If not exercised, the warrants will expire on December 8, 2028. The warrants were accounted for as a component of Additional Paid-in Capital and a debt warrant discount. The discount was amortized over the term of the related debt.
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
Accumulated Other Comprehensive Income (loss)
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity (deficit) is as follows (in thousands):

	Twelve Months Ended December 31, 2025					Twelve Months Ended December 31, 2024
	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Foreign Currency Hedge	Defined benefit pension plans	Tax Provision	Total
Balance at beginning of year	$(36,237)	$2,988	$(10,951)	$71	$(44,129)	$(28,841)	$2,988	$(11,041)	$(38)	$(36,932)
Other comprehensive income (loss)	7,797	—	(197)	(264)	7,336	(7,396)	—	90	109	(7,197)
Balance at end of year	$(28,440)	$2,988	$(11,148)	$(193)	$(36,793)	$(36,237)	$2,988	$(10,951)	$71	$(44,129)
The following table represents the related tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Twelve Months Ended December 31,
	2025			2024
	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Foreign currency translation adjustments	$7,797	$(324)	$7,473	$(7,396)	$73	$(7,323)
Defined benefit pension plan	(197)	60	(137)	90	36	126
Total	$7,600	$(264)	$7,336	$(7,306)	$109	$(7,197)

15. EMPLOYEE BENEFIT PLANS
Defined contribution plan. Under the Team, Inc. Salary Deferral Plan (the “Plan”), contributions are made to the Plan by qualified employees at their election and our matching contributions to the Plan are made at specified rates. Our contribution for the plan years ended December 31, 2025 and 2024 was approximately $7.4 million and $6.0 million, respectively.
Defined benefit plans. In connection with our acquisition of Furmanite, we assumed liabilities associated with the defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”).
Benefits for the U.K. Plan are based on the average of the employee’s salary for the last three years of employment. The U.K. Plan has had no new participants added since the plan was frozen in 1994 and accruals for future benefits ceased in connection with a plan curtailment in 2013. Plan assets are primarily invested in unitized pension funds managed by U.K. registered fund managers. The most recent valuation of the U.K. Plan was performed as of December 31, 2025.
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 5.5% as of December 31, 2025. These rates are reviewed annually and adjusted to reflect current conditions. These rates are determined appropriate based on reference to yields. The expected return on plan assets of 6.1% for 2025 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and are subject to amortization over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.
Net pension cost (credit) included the following components (in thousands):

	Twelve Months Ended December 31,
	2025	2024
Interest cost	$2,818	$2,622
Expected return on plan assets	(3,431)	(3,407)
Amortization of prior service cost	33	32
Amortization of net actuarial loss	367	319
Net pension credit	$(213)	$(434)

The weighted-average assumptions used to determine benefit obligations as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Discount rate	5.5%	5.5%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	2.9%	3.1%
______________
1    Not applicable due to plan curtailment.

The weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2025 and 2024 are as follows:

	Twelve Months Ended December 31,
	2025	2024
Discount rate	5.5%	4.6%
Expected long-term return on plan assets	6.1%	5.5%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	3.1%	3.1%
_______________
1    Not applicable due to plan curtailment.
The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.
The expected long-term rate of return on invested assets for 2025 is determined based on the weighted average of expected returns on asset investment categories as follows: 5.7% overall, 8.2% for equities and 5.6% for debt securities.
The following table sets forth the changes in the benefit obligation and plan assets for the years ended December 31, 2025 and 2024 (in thousands):

	Twelve Months Ended December 31,
	2025	2024
Projected benefit obligation:
Beginning of year	$51,214	$59,327
Interest cost	2,818	2,622
Actuarial (gain) loss	524	(5,273)
Benefits paid	(3,934)	(4,689)
Foreign currency translation adjustment and other	3,747	(773)
End of year	$54,369	$51,214
Fair value of plan assets:
Beginning of year	55,982	63,650
Actual gain (loss) on plan assets	3,367	(2,132)
Benefits paid	(3,934)	(4,689)
Foreign currency translation adjustment and other	4,098	(847)
End of year	59,513	55,982
Excess of fair value of plan assets over projected obligation at end of year	$5,144	$4,768
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$(12,879)	$(11,945)
Prior service cost	(471)	(476)
Total	$(13,350)	$(12,421)
The accumulated benefit obligation for the U.K. Plan was $54.4 million and $51.2 million as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, expected future benefit payments are as follows for the years ended December 31, (in thousands):

2026	$4,256
2027	4,288
2028	4,246
2029	4,404
2030	4,355
2031-2035	21,006
Total	$42,555
The following tables summarize the plan assets of the U.K. Plan measured at fair value on a recurring basis (at least annually) as of December 31, 2025 and 2024 (in thousands):

December 31, 2025
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6,975	$6,975	$—	$—
Equity securities:
Diversified growth fund (a)	5,487	—	5,487	—
Fixed income securities:
U.K. government fixed income securities (b)	5,547	—	5,547	—
U.K. government index-linked securities (c)	5,559	—	5,559	—
Corporate bonds (d)	35,945	—	35,945	—
Total	$59,513	$6,975	$52,538	$—

December 31, 2024
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)
Cash	$6,382	$6,382	$—	$—
Equity securities:
Diversified growth fund (a)	5,436	—	5,436	—
Fixed income securities:
U.K. government fixed income securities (b)	5,374	—	5,374	—
U.K. government index-linked securities (c)	5,251	—	5,251	—
Corporate bonds (d)	33,539	—	33,539	—
Total	$55,982	$6,382	$49,600	$—
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
d.This category includes investments in a diversified pool of debt and debt like assets to generate capital and income returns. Investment objectives for the U.K. Plan, as of December 31, 2025, are to:
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
The following table sets forth the weighted-average asset allocation and target asset allocations as of December 31, 2025 and 2024 by asset category:

	Asset Allocations		Target Asset Allocations
	2025	2024	2025	2024
Equity securities and diversified growth funds[1]	9.2%	9.7%	10.0%	10.0%
Debt securities[2]	79.1%	78.9%	90.0%	90.0%
Cash	11.7%	11.4%	—%	—%
Total	100%	100%	100%	100%
______________________________
1Diversified growth funds refer to actively managed absolute return funds that hold a combination of equity and debt securities.
2Includes investments in funds with the objective to provide leveraged returns to U.K. government fixed income securities, U.K. government indexed-linked securities, global bonds, and corporate bonds.

The following table summarizes the changes in the fair value measurements of Level 3 investments for the pension plans (in thousands):

	December 31, 2025	December 31, 2024
Balance at beginning of year	$—	$6,129
Actual return on plan assets	—	146
Purchases/ sales/ settlements	—	(6,300)
Transfer out of level 3	—	—
Changes due to foreign exchange	—	25
Balance at end of year	$—	$—

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

16. REDEEMABLE PREFERRED STOCK
On September 11, 2025, the Company entered into the Purchase Agreement with the “Stellex Holder” which provided for, among other things, the issuance of 75,000 shares of preferred stock, $100.00 par value per share, of the Company designated as Series B Preferred Stock (the “Series B Preferred Stock”), for aggregate gross proceeds of $75.0 million. In connection with the transaction, the Company also issued the Stellex Holder 1,453,260 warrants (see Note 14 - Shareholders’ Equity for additional detail).

Classification and fair value allocation. The Series B Preferred Stock is classified as temporary equity in the mezzanine section of the consolidated balance sheets, as it is potentially redeemable for cash if requested by the holder beginning December 31, 2030, and under certain other events outside the Company’s control.

The proceeds from the Series B Transactions were allocated based on relative fair value of the warrants and the Series B Preferred Stock: $20.9 million was allocated to warrants and $54.1 million was allocated to the Series B Preferred Stock.

Total issuance costs of $7.8 million were allocated to the Series B Preferred Stock and warrants based on their relative fair values. Of the total, $5.6 million was allocated to the Series B Preferred Stock and recorded as a reduction to the initial carrying value with the remaining $2.2 million allocated to the warrants and recorded as a reduction to Additional Paid-In Capital.

Delayed Draw Rights. Pursuant to the Purchase Agreement, the Company has the option, from time to time prior to September 11, 2027, to draw up to $30.0 million in aggregate additional proceeds through the issuance of up to 30,000 shares of Series B Preferred Stock (the “Delayed Draw Preferred Shares”). Each “Series B Delayed Draw” must be for a minimum of $5.0 million, and is subject to certain conditions, including pro forma compliance with a First Lien Net Leverage Ratio of 6.50 to 1.00, as defined in the Company’s First Lien Term Loan Agreement. The Stellex Holder is not obligated to fund more than one Series B Delayed Draw per calendar quarter. If the Company exercises its option to issue all of the Delayed Draw Preferred Shares available to be issued under the Purchase Agreement, an aggregate of 581,304 warrants will be issued in connection with such draw. Any additional Tranche A warrants will have an initial exercise price equal to the lesser of $30.00 or 110% of the 30-day volume weighted average price of the Company’s common stock, subject to adjustment. Any additional Tranche B warrants will have an initial exercise price of $50.00 per share, subject to adjustment. The Stellex Holder is not required to participate in more than one draw per calendar quarter. Pursuant to the Purchase Agreement, the proceeds from the Series B Delayed Draw may be used only for the following purposes: (i) to finance permitted acquisitions and certain growth initiatives (including the costs of expansion into new markets), (ii) to repay loans outstanding under the Company’s First Lien Term Loan Agreement, and (iii) for up to 20% of such net proceeds, to finance the Company’s transformation plan as mutually agreed between the Company and Stellex.

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

The following table represents the change in carrying value of the redeemable preferred stock during the period ended December 31, 2025 (in thousands):

Balance at December 31, 2024	$—
Additions	48,500
Accrued paid-in-kind dividend	2,462
Accrued paid-in-kind commitment fees	93
Accretion to redemption value	896
Balance at December 31, 2025	$51,951

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
On May 16, 2024, the Texas First Court of Appeals issued a decision which vacated the trial court’s judgment and dismissed the case, holding that the trial court erred in refusing to dismiss the case on forum non conveniens grounds. The plaintiff filed a motion with the Texas First Court of Appeals for rehearing and a motion for en banc reconsideration, which was denied by the Court of Appeals on October 3, 2024. The plaintiff had 45 days to seek review with the Texas Supreme Court but failed to do so. On March 5, 2025, the plaintiff re-filed a lawsuit against the Company in the U.S. District Court, Kansas District in Kansas City. We currently have accrued a liability of $10.0 million as of December 31, 2025 in other accrued liabilities, and have recorded a related receivable from our third-party insurance providers in other current assets in the same amount. Such amounts are treated as non-cash operating activities. This accrued liability was reduced from a prior amount based on an updated assessment of the lawsuit now under Kansas jurisdiction. The Most litigation is covered by our general liability and excess insurance policies which are occurrence based and subject to an aggregate $3.0 million self-insured retention and deductible. All retentions and deductibles have been met, and accordingly, we believe pending the final settlement, all further claims will be fully funded by our insurance policies. We will continue to evaluate the possible outcomes of this case in light of future developments and their potential impact on factors relevant to our assessment of any possible loss.
Notice of repayment of pandemic related government subsidies - In response to the widespread COVID-19 health pandemics, certain of our entities based in foreign jurisdictions received governmental funding assistance to compensate for a portion of employee wages between March 2020 and March 2022. Following ongoing compliance reviews of these funding assistance programs, we received notices stating noncompliance with these programs requirements. Accordingly, based on the assessments completed by the government appointed administrative authority and favorable appeals, a net amount of $1.7 million was accrued as of December 31, 2024, to be repaid over an extended period related to this noncompliance. During the year ended December 31, 2025, we successfully contested an additional $1.1 million of the assessment, which resulted in the reduction of the accrued liability from $1.7 million to $0.6 million as of December 31, 2025.
Accordingly, for all matters discussed within this Note 17 - Commitments and Contingencies, we have accrued in the aggregate approximately $10.6 million as of December 31, 2025, of which approximately $0.6 million is not covered by our various insurance policies.

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
Segment data for our two operating segments are as follows (in thousands):

	Twelve Months Ended December 31, 2025
	IHT	MS	Total
Revenues	$458,879	$437,604	$896,483
Adjusted operating expenses[1]	340,738	311,290	652,028
Adjusted selling, general and administrative expenses[2]	61,089	81,553	142,642
Adjusted EBITDA	$57,052	$44,761	$101,813

	Twelve Months Ended December 31, 2024
	IHT	MS	Total
Revenues	$426,722	$425,550	$852,272
Adjusted operating expenses[1]	316,831	298,473	615,304
Adjusted selling, general and administrative expenses[2]	60,388	80,960	141,348
Adjusted EBITDA	$49,503	$46,117	$95,620
______________
1    Represent operating expenses excluding indirect depreciation and amortization, and severance cost.
2    Represent segment selling, general and administrative expenses excluding depreciation and amortization, non-cash share-based compensation, professional, legal and other non-recurring costs.

Reconciliation of segment adjusted EBITDA to consolidated loss before income taxes (in thousands):

	Twelve Months Ended December 31,
	2025	2024
IHT	$57,052	$49,503
MS	44,761	46,117
Segment adjusted EBITDA	101,813	95,620
Segment depreciation and amortization	(28,787)	(29,839)
Segment professional fees, severance and other	(2,747)	(1,482)
Corporate and shared support cost	(56,208)	(54,163)
Consolidated operating income	14,071	10,136
Interest expense	(44,676)	(47,808)
Loss on debt extinguishment	(13,136)	—
Other income/(expense)	(2,889)	2,682
Loss before income taxes	$(46,630)	$(34,990)

	Twelve Months Ended December 31,
	2025	2024
Capital expenditures[1]:
IHT	$6,527	$3,675
MS	4,505	3,691
Corporate and shared support services	836	132
Total capital expenditures	$11,868	$7,498
______________
1    Excludes finance leases. Totals may vary from amounts presented in the consolidated statements of cash flows due to the timing of cash payments.

	Twelve Months Ended December 31,
	2025	2024
Depreciation and amortization[1]:
IHT	$12,032	$11,778
MS	16,755	18,061
Corporate and shared support services	5,295	6,456
Total depreciation and amortization	$34,082	$36,295
___________
1    Breakdown of depreciation and amortization included in the Consolidated Statements of Operations described below:

	Twelve Months Ended December 31,
	2025	2024
Depreciation and amortization:
Amount included in operating expenses	$12,495	$13,730
Amount included in SG&A expenses	21,587	22,565
Total depreciation and amortization	$34,082	$36,295
Separate measures of our assets by operating segment are not produced or utilized by our CODM to evaluate segment performance.
A geographic breakdown of our revenues for the years ended December 31, 2025 and 2024 and our total long-lived assets as of December 31, 2025 and 2024 are as follows (in thousands):

	Total Revenues[1]	Total Long-lived Assets[2]
Twelve months ended December 31, 2025
United States	$680,702	$171,004
Canada	76,811	5,262
Other countries	138,970	22,060
Total	$896,483	$198,326
Twelve months ended December 31, 2024
United States	$637,662	$182,971
Canada	66,940	5,221
Other countries	147,670	15,293
Total	$852,272	$203,485
 ______________
1    Revenues attributable to individual countries/geographic areas are based on the country of domicile of the legal entity that performs the work.
2    Excludes financial instruments and deferred tax assets.

19. RELATED PARTY TRANSACTIONS
In connection with our debt transactions, we engaged in transactions with Corre and affiliates and APSC to provide and/or repay funding as described in Note 11 - Debt.
In connection with the issuance of Series B Preferred Stock on September 11, 2025, the Company entered into a Purchase Agreement with the Stellex Holder, see Note 16 - Redeemable Preferred Stock for further details. On the same date, the Stellex Holder acquired $10.0 million of the Company’s outstanding loan under the Second A&R Second Lien Term Loan Agreement. The terms of the loan remain unchanged following the acquisition.
In September 2025, $15.0 million of the Company’s outstanding loan under the Second A&R Second Lien Term Loan Agreement was acquired by JFL Credit Opportunities Fund II, L.P. and affiliates, in which one of the Company’s independent directors is an equity partner. The terms of the loan remain unchanged.

20. SUBSEQUENT EVENTS
As of March 12, 2026, the filing date of this Annual Report on Form 10-K, we evaluated the existence of events occurring subsequent to the end of fiscal year 2025 and determined that there were no events or transactions that would have a material impact on our results of operations or financial position.
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
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also considered the work completed related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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
We have used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) to evaluate the effectiveness of our internal control over financial reporting. As a result of this evaluation, Management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2025.
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

ITEM 9B.    OTHER INFORMATION

a) None.
b) During the year ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” (each as defined in Item 408(a) of Regulation S-K under the Exchange Act).

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III
The information for the following items of Part III has been omitted from this Annual Report on Form 10-K since we will file, not later than 120 days following the close of our fiscal year ended December 31, 2025, our Definitive Proxy Statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, with the exception of the information under the headings “Compensation Committee Report” and “Audit Committee Report.”
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

4.7
Form of Amended and Restated Common Stock Purchase Warrant No. 5, dated September 11, 2025, between Team, Inc. and InspectionTech Holdings LP (filed as Exhibit 4.1 to Team, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08604) filed on November 12, 2025, incorporated by reference herein).

4.8
Form of Amended and Restated Common Stock Purchase Warrant No. 6, dated September 11, 2025, between Team, Inc. and InspectionTech Holdings LP (filed as Exhibit 4.2 to Team, Inc.’s Quarterly Report on Form 10-Q (File No. 001-08604) filed on November 12, 2025, incorporated by reference herein).

Exhibit Number	Description

4.9
Second Amended and Restated Registration Rights Agreement, dated February 11, 2022, by and between the Company, APSC Holdco II, L.P, Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon II Fund, LP. (filed as Exhibit 4.1 to Team, Inc.’s Current Report on Form 8-K filed (File No. 001-08604) on February 15, 2022, incorporated by reference herein).

4.10
Registration Rights Agreement, dated as of September 11, 2025, among Team, Inc. and InspectionTech Holdings LP (filed as Exhibit 10.3 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on September 15, 2025, incorporated by reference herein).

4.11
Team, Inc. Waiver of Anti-Dilution Adjustments and Cash Transaction Exercise, dated February 11, 2022, by and between the Company and APSC Holdco II, L.P. (filed as Exhibit 4.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 15, 2022, incorporated by reference herein).

4.12
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

10.5
Board Rights Agreement, dated as of June 16, 2023, by and among Team, Inc., Corre Partners Management, LLC, Corre Opportunities Qualified Master Fund, LP, Corre Horizon Fund, LP and Corre Horizon Fund II, LP. (filed as Exhibit 10.3 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on June 20, 2023, incorporated by reference herein).

10.6
Board Rights Agreement, dated as of November 1, 2022, by and between Team, Inc. and Atlantic Park Strategic Capital Fund L.P. (filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-08604) filed by Team, Inc. on November 7, 2022, incorporated by reference herein).

10.7
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

10.9
Amendment No. 2 to Credit Agreement, dated as of November 1, 2022, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital, LLC, as Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-08604) filed by Team, Inc. on November 07, 2022, incorporated by reference herein).

10.10
Amendment No. 3 to Credit Agreement, dated as of June 16, 2023, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital LLC, as Agent (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on June 20, 2023, incorporated by reference herein).

10.11*
Amendment No. 4 to Credit Agreement, dated as of March 6, 2024, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital LLC. as Agent (filed as Exhibit 10.21 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 7, 2024, incorporated herein by reference).

Exhibit Number	Description
10.12*
Amendment No. 5 to Credit Agreement, dated as of September 30, 2024, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital LLC. as Agent (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on October 1, 2024, incorporated by reference herein).

10.13*
Amendment No. 6 to Credit Agreement, dated as of March 12, 2025, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital LLC. as Agent (filed as Exhibit 10.3 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on March 13, 2025, incorporated by reference herein).

10.14*
Amendment No. 7 to Credit Agreement, dated as of September 11, 2025, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and Eclipse Business Capital LLC. as Agent (filed as Exhibit 10.7 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on September 15, 2025, incorporated by reference herein).

10.15*
First Lien Term Loan Credit Agreement, dated March 12, 2025, by and among Team, Inc., as Borrower, the lenders party thereto, the guarantors party thereto and HPS Investment Partners, LLC, as Agent (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on March 13, 2025, incorporated by reference herein).

10.16*
Amendment No. 1 to Credit Agreement, dated as of September 11, 2025, among Team, Inc., as Borrower, the lenders from time to time party thereto, the guarantors party thereto and HPS Investment Partners, LLC, as Agent (filed as Exhibit 10.5 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on September 15, 2025, incorporated by reference herein).

10.17*
Second Amended and Restated Term Loan Credit Agreement, dated March 12, 2025, by and among Team, Inc., as Borrower, the lenders party thereto, the guarantors party thereto and Cantor Fitzgerald Securities, as Agent (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on March 13, 2025, incorporated by reference herein).

10.18*
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

10.19†	Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 4.5 to Team, Inc.’s Registration Statement on Form S-8, (File No. 333-225727), filed on June 19, 2018, incorporated by reference herein).

10.20†
Amendment to Team, Inc. 2018 Equity Incentive Plan (filed as Appendix A of Team, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-08604) filed on April 11, 2019, incorporated by reference herein).

10.21†
Form of Restricted Stock Unit Award Agreement for the Stock Units awarded under the Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.11 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 19, 2019, incorporated by reference herein).

10.22†
Compensation Letter by and between Team, Inc. and Keith D. Tucker (filed as Exhibit 10.15 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 7, 2024, incorporated herein by reference).

10.23†
Form of Executive Restricted Stock Unit Award Agreement under the Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.16 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 7, 2024, incorporated herein by reference).

10.24†
Form of Performance Unit Award Agreement under the Team, Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.17 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 7, 2024, incorporated herein by reference).

10.25†	Form of Indemnification Agreement (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 9, 2018, incorporated by reference herein).

10.26†
Team, Inc. Corporate Executive Officer Compensation and Benefits Continuation Policy (filed as Exhibit 4.2 to Team, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (File No. 001-08604) filed on May 11, 2022, incorporated by reference herein).

10.27†
Team, Inc. Second Amended and Restated 2018 Equity Incentive Plan (filed as Exhibit 4.7 to Team, Inc.’s Registration Statement on Form S-8, (File No. 333-281395), filed on August 8, 2024, incorporated by reference herein).

10.28†
Letter Agreement re Offer of Employment, dated January 22, 2026, between Gary Hill and Team, Inc. (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on January 26, 2026, incorporated by reference herein).

Exhibit Number	Description
10.29†
Severance and Consulting Agreement and Release, dated as of February 6, 2026, by and between Keith Tucker and Team, Inc. (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on February 9, 2026, incorporated by reference herein).

10.30†	Indemnification Agreement, dated as of October 24, 2025, by and between Michael Stewart and Team, Inc.

19.1	Team, Inc. Insider Trading Policy (filed as Exhibit 19.1 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 19, 2025, incorporated herein by reference).

21	Subsidiaries of Team, Inc.

23.1	Consent of Independent Registered Public Accounting Firm-KPMG LLP.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Team, Inc. Compensation Recovery Policy (filed as Exhibit 97.1 to Team, Inc.’s Annual Report on Form 10-K (File No. 001-08604) filed on March 7, 2024, incorporated herein by reference).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	Management contract or compensation plan or arrangement.
*	Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. Team, Inc. will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the SEC or its staff upon request.

Note: Unless otherwise indicated, documents incorporated by reference are located under SEC file number 001-08604.

ITEM 16.    FORM 10-K SUMMARY
NONE

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 12, 2026.

TEAM, INC.

/S/ GARY L. HILL
Gary L. Hill
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

/S/ GARY L. HILL	Chief Executive Officer (Principal Executive Officer)	March 12, 2026
(Gary L. Hill)

/S/ NELSON M. HAIGHT	Chief Financial Officer (Principal Financial Officer)	March 12, 2026
(Nelson M. Haight)

/S/ MATTHEW E. ACOSTA	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2026
(Matthew E. Acosta)

/S/ J. MICHAEL ANDERSON	Director	March 12, 2026
(J. Michael Anderson)

/S/ MICHAEL J. CALIEL	Director, Chairman	March 12, 2026
(Michael J. Caliel)

/S/ ANTHONY R. HORTON	Director	March 12, 2026
(Anthony R. Horton)

/S/ EVAN S. LEDERMAN	Director	March 12, 2026
(Evan. S. Lederman)

/S/ PAMELA J. MCGINNIS	Director	March 12, 2026
(Pamela J. McGinnis)

/S/ TED STENGER	Director	March 12, 2026
(Ted Stenger)

/S/ MICHAEL D. STEWART	Director	March 12, 2026
(Michael D. Stewart)

/S/ NICLAS K. YTTERDAHL	Director	March 12, 2026
(Niclas K. Ytterdahl)