Form 10-Q
period 2026-03-31
TEAM INC
filed 2026-05-13
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The Registrant had 4,571,382 shares of common stock, par value $0.30, outstanding as of May 11, 2026.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$12,839	$18,145
Accounts receivable, net of allowance of $4,395 and $4,585 respectively	182,007	177,884
Inventory	41,876	41,384
Income tax receivable	969	1,042
Prepaid expenses and other current assets	28,285	27,950
Total current assets	265,976	266,405
Property, plant and equipment, net	108,512	110,628
Intangible assets, net	34,770	37,849
Operating lease right-of-use assets	48,443	49,849
Defined benefit pension asset	5,163	5,144
Other assets, net	14,378	14,044
Deferred tax asset	2,167	1,534
Total assets	$479,409	$485,453
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt and finance lease obligations	$3,884	$3,858
Current portion of operating lease obligations	16,749	16,476
Accounts payable	34,703	42,010
Other accrued liabilities	61,953	56,724
Income tax payable	1,301	987
Total current liabilities	118,590	120,055
Long-term debt and finance lease obligations	302,616	293,343
Operating lease obligations	34,166	35,910
Deferred tax liabilities	4,832	4,984
Other long-term liabilities	3,792	3,691
Total liabilities	463,996	457,983
Commitments and contingencies
Redeemable preferred stock, par value $100.00 per share, 75,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	54,832	51,951
Shareholders’ equity (deficit):
Preferred stock, 500,000 shares authorized, 75,000 shares (included in redeemable preferred stock) issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, par value $0.30 per share, 12,000,000 shares authorized; 4,571,382 and 4,532,240 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,371	1,360
Additional paid-in capital	473,730	475,829
Accumulated deficit	(476,210)	(464,877)
Accumulated other comprehensive loss	(38,310)	(36,793)
Total shareholders’ equity (deficit)	(39,419)	(24,481)
Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$479,409	$485,453
See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenues	$215,056	$198,655
Operating expenses	161,912	148,287
Depreciation and amortization	2,989	3,102
Gross margin	50,155	47,266
Selling, general and administrative expenses	48,062	47,969
Depreciation and amortization	5,464	5,300
Operating loss	(3,371)	(6,003)
Interest expense, net	(8,882)	(11,436)
Loss on debt extinguishment	—	(11,853)
Other income (expense), net	925	(204)
Loss before income taxes	(11,328)	(29,496)
Provision for income taxes	(5)	(222)
Net loss	(11,333)	(29,718)
Dividend and accretion to redemption value on redeemable preferred stock	(2,874)	—
Net loss attributable to common shareholders	$(14,207)	$(29,718)

Loss per common share:
Basic and diluted	$(3.12)	$(6.61)

Weighted-average number of shares outstanding:
Basic and diluted	4,559	4,493

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Net loss	$(11,333)	$(29,718)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(1,606)	2,015
Defined benefit pension plans:
Amortization of prior service cost	8	8
Amortization of net actuarial loss	110	87
Other comprehensive income (loss) before tax	(1,488)	2,110
Tax provision attributable to other comprehensive income (loss)	(29)	(44)
Other comprehensive income (loss), net of tax	(1,517)	2,066
Total comprehensive loss	$(12,850)	$(27,652)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’Equity (Deficit)
	Shares	Amount

Balance at December 31, 2025	4,532	$1,360	$475,829	$(464,877)	$(36,793)	$(24,481)
Net loss	—	—	—	(11,333)	—	(11,333)
Dividend and accretion to redemption value on redeemable preferred stock	—	—	(2,874)	—	—	(2,874)
Net settlement of vested stock awards	39	11	(179)	—	—	(168)
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,635)	(1,635)
Defined benefit pension plans, net of tax	—	—	—	—	118	118
Non-cash compensation	—	—	954	—	—	954
Balance at March 31, 2026	4,571	$1,371	$473,730	$(476,210)	$(38,310)	$(39,419)

Balance at December 31, 2024	4,493	$1,348	$460,186	$(415,667)	$(44,129)	$1,738
Net loss	—	—	—	(29,718)	—	(29,718)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,971	1,971
Defined benefit pension plans, net of tax	—	—	—	—	95	95
Non-cash compensation	—	—	(53)	—	—	(53)
Balance at March 31, 2025	4,493	$1,348	$460,133	$(445,385)	$(42,063)	$(25,967)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(11,333)	$(29,718)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,453	8,402
Loss on debt extinguishment	—	11,853
Amortization of debt issuance costs, debt discounts, and deferred financing costs	1,152	1,389
Paid-in-kind (“PIK”) interest	2,121	3,261
Allowance for credit losses	(70)	182
Foreign currency loss (gain)	(917)	205
Deferred income taxes	(796)	(491)
Non-cash compensation cost (credit)	954	(53)
Other, net	(74)	37
Changes in operating assets and liabilities:
Accounts receivable	(4,612)	(5,758)
Inventory	(530)	(1,367)
Prepaid expenses and other assets	(1,665)	127
Accounts payable	(7,675)	(8,877)
Other accrued liabilities	5,520	(7,980)
Income taxes	377	127
Net cash used in operating activities	(9,095)	(28,661)
Cash flows from investing activities:
Capital expenditures	(2,424)	(1,406)
Proceeds from disposal of assets	14	—
Net cash used in investing activities	(2,410)	(1,406)
Cash flows from financing activities:
Borrowings under Revolving Credit Loans	74,000	13,000
Payments under Revolving Credit Loans	(66,800)	(5,018)
Payments under Corre Delayed Draw Term Loan	—	(35,700)
Payments under Corre Uptiered Loan	—	(55,894)
Borrowings under First Lien Term Loan	—	175,000
Payments under First Lien Term Loan	(438)	—
Payments under ME/RE Loans	—	(23,427)
Payments under Corre Incremental Term Loan	—	(48,015)
Payments for debt issuance costs	—	(8,053)
Other	(525)	(705)
Net cash provided by financing activities	6,237	11,188
Effect of exchange rate changes on cash	(38)	137
Net decrease in cash and cash equivalents	(5,306)	(18,742)
Cash and cash equivalents at beginning of period	18,145	35,545
Cash and cash equivalents at end of period	$12,839	$16,803
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

Basis of presentation. These condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain disclosures have been condensed or omitted from the interim financial statements included in this report. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC (“our Annual Report on Form 10-K”).

Consolidation. The condensed consolidated financial statements include the accounts of our subsidiaries where we have control over operating and financial policies. All material intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications. Certain amounts in prior periods have been reclassified to conform to the current year presentation, including the separate presentation of depreciation and amortization expense on the condensed consolidated statements of operations. Such reclassifications did not have any effect on our financial condition or results of operations as previously reported.
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
Newly Adopted Accounting Standards. In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods in those years. The Company has elected to apply the practical expedient in its assessment of an allowance for credit losses as of March 31, 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

2. REVENUE
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from customer contracts by geographic region, by reportable operating segment and by service type is presented below:
Revenue by geographic area (in thousands):

	Three Months Ended March 31, 2026
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue[1]:
IHT	$110,342	$9,267	$3,782	$123,391
MS	55,981	7,290	28,394	91,665
Total	$166,323	$16,557	$32,176	$215,056

	Three Months Ended March 31, 2025
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue[1]:
IHT	$103,803	$7,112	$2,706	$113,621
MS	53,571	5,095	26,368	85,034
Total	$157,374	$12,207	$29,074	$198,655
1 As of January 1, 2026, Emission Control Services (ECS), previously included in the MS segment, was moved to the IHT segment, refer to Note 15 - Segment Disclosures for more information.

Revenue by operating segment and service type (in thousands):

	Three Months Ended March 31, 2026
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat-Treating	Other	Total
Revenue[1]:
IHT	$104,076	$8	$16,653	$2,654	$123,391
MS	—	90,427	19	1,219	91,665
Total	$104,076	$90,435	$16,672	$3,873	$215,056

	Three Months Ended March 31, 2025
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat-Treating	Other	Total
Revenue[1]:
IHT	$94,644	$1	$16,374	$2,602	$113,621
MS	—	83,881	189	964	85,034
Total	$94,644	$83,882	$16,563	$3,566	$198,655
1 As of January 1, 2026, ECS, previously included in the MS segment, was moved to the IHT segment, refer to Note 15 - Segment Disclosures for more information.
For additional information on our reportable operating segments, refer to Note 15 - Segment Disclosures.
Remaining performance obligations. As permitted by ASC 606, Revenue from Contracts with Customers, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient, which permits us to recognize revenue in the amount to which we have a right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. As most of our contracts with customers are short-term in nature and billed on a time and material basis, there were no material amounts of remaining performance obligations as of March 31, 2026 and December 31, 2025.

3. ACCOUNTS RECEIVABLE
A summary of accounts receivable as of March 31, 2026 and December 31, 2025 is as follows (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Trade accounts receivable	$132,979	$143,923
Unbilled revenues	53,423	38,546
Allowance for credit losses	(4,395)	(4,585)
Total	$182,007	$177,884
The following table shows a rollforward of the allowance for credit losses (in thousands):

March 31, 2026
(unaudited)
Balance at beginning of period	$4,585
Provision for expected credit losses	(33)
Recoveries collected	(35)
Write-offs	(174)
Foreign exchange effects	52
Balance at end of period	$4,395

4. INVENTORY
A summary of inventory as of March 31, 2026 and December 31, 2025 is as follows (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Raw materials	$10,040	$9,781
Work in progress	3,990	3,600
Finished goods	27,846	28,003
Total	$41,876	$41,384

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 is as follows (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Insurance receivables	$10,000	$10,000
Prepaid expenses	15,603	14,039
Other current assets	2,682	3,911
Prepaid expenses and other current assets	$28,285	$27,950
The insurance receivable represents amounts from our third-party insurance providers for a legal claim that is recorded in other accrued liabilities, refer to Note 8 - Other Accrued Liabilities. Insurance receivables will be collected from our third-party insurance providers for litigation matters that have been settled, or are pending settlement, and where the deductibles have been satisfied. The prepaid expenses primarily relate to prepaid insurance and other expenses that have been paid in advance of the coverage period.

6. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of March 31, 2026 and December 31, 2025 is as follows (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Land	$4,006	$4,006
Buildings and leasehold improvements	61,690	61,868
Machinery and equipment	307,452	304,618
Furniture and fixtures	11,007	11,063
Capitalized ERP system development costs	45,903	45,903
Computers and computer software	19,934	19,945
Automobiles	3,103	3,163
Construction in progress	1,389	2,729
Total	454,484	453,295
Accumulated depreciation and amortization	(345,972)	(342,667)
Property, plant and equipment, net	$108,512	$110,628
Included in the table above are assets under finance leases of $13.3 million and $13.0 million as of March 31, 2026 and December 31, 2025, respectively, and related accumulated amortization of $5.3 million and $4.8 million as of March 31, 2026 and December 31, 2025, respectively. Depreciation expense for the three months ended March 31, 2026 and 2025 was $4.5 million and $4.7 million, respectively.

7. INTANGIBLE ASSETS
A summary of intangible assets as of March 31, 2026 and December 31, 2025 is as follows (in thousands):

	March 31, 2026
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$162,670	$(128,112)	$34,558
Trade names	19,165	(18,953)	212
Technology	2,300	(2,300)	—
Licenses	683	(683)	—
Intangible assets	$184,818	$(150,048)	$34,770

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$162,678	$(125,109)	$37,569
Trade names	19,172	(18,930)	242
Technology	2,300	(2,262)	38
Licenses	683	(683)	—
Intangible assets	$184,833	$(146,984)	$37,849

Amortization expense of intangible assets was $3.1 million for the three months ended March 31, 2026 and 2025. The weighted-average amortization period for intangible assets subject to amortization was 14.0 years as of March 31, 2026 and December 31, 2025.

8. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of March 31, 2026 and December 31, 2025 is as follows (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Payroll and other compensation expenses	$33,275	$28,647
Legal and professional accruals	12,829	13,502
Insurance accruals	3,576	3,782
Property, sales and other non-income related taxes	3,738	5,626
Accrued interest	4,333	1,633
Volume discounts	1,962	1,938
Other accruals	2,240	1,596
Total	$61,953	$56,724
Payroll and other compensation expenses include all payroll related accruals including, among others, accrued vacation, severance, and bonuses. Legal and professional accruals include accruals for legal and professional fees as well as accrued legal claims, refer to Note 14 - Commitments and Contingencies for legal claims information. Certain legal claims are covered by our third-party insurance providers and the related insurance receivable for these claims is recorded in prepaid expenses and other current assets, refer to Note 5 - Prepaid and Other Current Assets. Insurance accruals primarily relate to workers compensation costs. Property, sales and other non-income related taxes include accruals for items such as sales and use tax, property tax and other related tax accruals. Accrued interest relates to the interest accrued on our long-term debt. Other accruals include various business expense accruals.

9. INCOME TAXES

We recorded an income tax provision of $0.0 million for the three months ended March 31, 2026, compared to a provision of $0.2 million for the three months ended March 31, 2025. The effective tax rate, inclusive of discrete items, was a provision of 0.0% for the three months ended March 31, 2026, compared to a provision of 0.8% for the three months ended March 31, 2025. The decrease in effective tax rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is due to the mix of pretax income in non-valuation allowance jurisdictions and pretax losses in valuation allowance jurisdictions, along with changes in permanent differences.

10. DEBT
As of March 31, 2026 and December 31, 2025, our total long-term debt and finance lease obligations are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
2022 ABL Credit Facility	$65,986	$58,786
First Lien Term Loan[1]	166,142	166,241
2025 Second Lien Term Loan[1]	64,393	62,063
Equipment Financing Loans	1,362	1,436
Total	297,883	288,526
Finance lease obligations	8,617	8,675
Total long-term debt and finance lease obligations	306,500	297,201
Current portion of long-term debt and finance lease obligations	(3,884)	(3,858)
Total long-term debt and finance lease obligations, less current portion	$302,616	$293,343
1    Comprised of principal amount outstanding, less unamortized debt issuance costs. See below for additional information.

2022 ABL Credit Agreement
On February 11, 2022, we entered into a credit agreement, with the lender parties thereto, and Eclipse Business Capital, LLC, a Delaware limited liability company, as agent (“Eclipse”) (such agreement, as amended by Amendment No.1 dated as of May 6, 2022, Amendment No.2 dated as of November 1, 2022, Amendment No.3 dated as of June 16, 2023, Amendment No.4 dated as of March 6, 2024, Amendment No.5 dated as of September 30, 2024, Amendment No.6 dated as of March 12, 2025 and Amendment No.7 dated as of September 11, 2025, the “2022 ABL Credit Agreement”).

Available funding commitments to us under the 2022 ABL Credit Agreement, subject to certain conditions, include a revolving credit line in an amount of up to $150.0 million to be provided by certain affiliates of Eclipse, with a $35.0 million sublimit for swingline borrowings, and a $26.0 million sublimit for issuances of letters of credit (the “Revolving Credit Loans”).

The terms of the Revolving Credit Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	10/2/2028
Interest rate	SOFR + applicable margin (or base rate + applicable margin)
Actual interest rate:
3/31/2026	7.28%
3/31/2025	8.69%
Interest payments	monthly
Cash paid for interest
YTD 3/31/2026	$973
YTD 3/31/2025	$1,761
Principal balance
3/31/2026	$65,986
12/31/2025	$58,786
Unamortized balance of deferred financing cost
3/31/2026	$902
12/31/2025	$991
Available amount at 3/31/2026	$30,495

The 2022 ABL Credit Agreement contains customary conditions to borrowings and covenants, as described in the 2022 ABL Credit Agreement. As of March 31, 2026, we were in compliance with the covenants.

As of March 31, 2026, $9.5 million in letters of credit were issued under the 2022 ABL Credit Agreement. Such amounts remain undrawn and are off-balance sheet.

First Lien Term Loan Agreement

On March 12, 2025, we entered into a First Lien Term Loan Credit Agreement (such agreement, as amended by Amendment No.1 dated as of September 11, 2025, the “First Lien Term Loan Agreement”) with the lenders party thereto and HPS Investment Partners, LLC. Available funding commitments include a $225.0 million senior secured first lien term loan (the “First Lien Term Loan”) consisting of a $175.0 million initial term loan tranche (the “Initial First Lien Term Loans”) and a $50.0 million delayed draw term loan tranche (the “First Lien Delayed Draw Term Loans”), which is available to be drawn from March 12, 2025 to June 30, 2027, subject to satisfying certain conditions.

The terms of the Initial First Lien Term Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	3/12/2030
Stated interest rate	SOFR+applicable margin (or base rate+applicable margin)
Principal payments	$438 quarterly
Effective interest rate
3/31/2026	11.21%
3/31/2025	12.64%
Actual interest rate
3/31/2026	9.42%
3/31/2025	10.83%
Interest payments	variable[1]
Cash paid for interest
YTD 3/31/2026	$1,494
YTD 3/31/2025	$—
Balances at 3/31/2026
Principal balance	$173,250
Unamortized balance of debt discount and issuance cost[1]	$(7,108)
Net carrying balance	$166,142
Balances at 12/31/2025
Principal balance	$173,688
Unamortized balance of debt discount and issuance cost[2]	$(7,447)
Net carrying balance	$166,241
1    Interest payment dates may be monthly or quarterly based on the Company’s election (subject to availability), adjusted to the nearest business day.
The First Lien Term Loan Agreement contains certain conditions to borrowings, events of default and affirmative and negative covenants as described in the First Lien Term Loan Agreement. As of March 31, 2026, we were in compliance with the covenants.
A&R Term Loan Credit Agreement / Second A&R Second Lien Term Loan Credit Agreement
On March 12, 2025, we entered into a Second Amended and Restated Second Lien Term Loan Credit Agreement with the lenders party thereto and Cantor Fitzgerald Securities, as Agent (as amended by Amendment No.1 dated as of September 11, 2025, the “Second A&R Second Lien Term Loan Agreement”), which amended and restated the existing Amended and Restated Term Loan Credit Agreement, dated June 16, 2023.
Available funding commitments to the Company under the Second A&R Second Lien Term Loan Agreement, subject to certain conditions, included a $107.4 million second lien term loan (the “Second Lien Term Loans”), initially provided by Corre Partners Management, LLC and certain of its affiliates (“Corre and affiliates”), consisting of a $97.4 million term loan tranche (the “2025 Second Lien Term Loans”) and a $10.0 million delayed draw term loan tranche (the “Second Lien Delayed Draw Term Loans”) which was available to be drawn from March 12, 2025, until April 15, 2026, subject to satisfying certain conditions.

The amount currently outstanding under the Second A&R Second Lien Term Loan Agreement is a $65.8 million second lien term loan, including certain interest payments paid in kind. As of April 15, 2026, the availability period for the Second Lien Delayed Draw Term Loans expired. No amounts were drawn under the Second Lien Delayed Draw Term Loans prior to the expiration date.

The terms of the 2025 Second Lien Term Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	6/10/2030
Principal payments	quarterly[1]
Effective interest rate
3/31/2026	16.32%
3/31/2025	16.01%
Actual interest rate
3/31/2026	13.50%
3/31/2025	13.50%
Interest payments	quarterly [2]
Cash paid for interest
YTD 3/31/2026	$—
YTD 3/31/2025	$—
PIK interest added to principal balance
YTD 3/31/2026	$2,120
YTD 3/31/2025	$—
Balances at 3/31/2026
Principal balance	$65,817
Unamortized balance of debt issuance cost	$(1,424)
Net carrying balance	$64,393
Balances at 12/31/2025
Principal balance	$63,696
Unamortized balance of debt issuance cost	$(1,633)
Net carrying balance	$62,063
1    Principal payments represent a percentage (ranges between 0% and 0.25% based on the First Lien Net Leverage Ratio) of the outstanding principal balance. As of March 31, 2026 we are not making quarterly principal payments.
2    Interest payments are based on the First Lien Net Leverage Ratio and may be paid in cash or PIK. As of March 31, 2026, all interest is PIK.
The Second A&R Second Lien Term Loan Agreement contains certain conditions to borrowings, events of default and affirmative and negative covenants and a financial covenant as described in the agreement. As of March 31, 2026, we were in compliance with the covenants.
Equipment Financing Loans
Equipment financing loans consist of secured borrowings used to acquire machinery and equipment (including office equipment). Under some of the arrangements, the lender pays the equipment vendor directly on behalf of the Company; as a result, no cash proceeds are received by the Company. The loans are secured by the financed equipment and are repaid over fixed terms through scheduled installments. The related assets are recorded in property, plant, and equipment, net of accumulated depreciation. As of March 31, 2026 and December 31, 2025, the outstanding balance of equipment financing loans was $1.4 million.
Fair Value of Debt
The fair value of our debt obligations is representative of the carrying value based upon the respective interest rate terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt obligations.
1970 Group Substitute Insurance Reimbursement Facility
As of March 31, 2026, the Company maintains $19.1 million of letters of credit outstanding under its Substitute Insurance Collateral Facility Program Agreement (the “Collateral Facility Agreement”) with 1970 Group Originator, Inc. The collateral facility agreement remains off-balance sheet unless drawn upon. Deferred facility fees are amortized to interest expense; the unamortized balances as of March 31, 2026 and December 31, 2025, were $1.0 million and $1.5 million, respectively. For additional details, refer to Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

11. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). The pension plan was frozen in 1994 and no new participants have been added since that date. Net periodic pension cost (credit) includes the following components (in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Interest cost	$713	$672
Expected return on plan assets	(826)	(818)
Amortization of prior service cost	8	8
Unrecognized net actuarial loss	110	87
Net periodic pension cost (credit)	$5	$(51)

Net pension cost (credit) is included in “Other income (expense), net” on our condensed consolidated statements of operations. The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 5.7% overall, 8.2% for equities and 5.6% for debt securities.

12. SHAREHOLDERS’ EQUITY (DEFICIT)
Shareholders’ Equity (Deficit)
As of March 31, 2026 there were 4,571,382 shares of our common stock outstanding and 12,000,000 shares authorized at $0.30 par value per share.
As of March 31, 2026 there were 75,000 shares of preferred stock outstanding, designated as Series B Preferred Stock, and we had 500,000 authorized shares at $100.00 par value per share of preferred stock (see Note 13 - Redeemable Preferred Stock for more detail).
Warrants
As of March 31, 2026, the Company had the following warrants issued and outstanding:

Holder	Issuance date	Number of warrants/ shares issuable	Exercise price	Expiration date

APSC Holdco II, LP	12/18/2020, 11/9/2021, 12/8/2021	500,000	$15.00	12/8/2028
Corre and affiliates	12/8/2021	500,000	$15.00	12/8/2028
Stellex Holder:
Tranche A	9/11/2025	982,371	$23.00	9/11/2035
Tranche B	9/11/2025	470,889	$50.00	9/11/2035
Total warrants		2,453,260

Accumulated Other Comprehensive Income (loss)
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity (deficit) is as follows (in thousands):

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(25,452)	$(11,148)	$(193)	$(36,793)	$(33,249)	$(10,951)	$71	$(44,129)
Other comprehensive income (loss)	(1,606)	118	(29)	(1,517)	2,015	95	(44)	2,066
Balance, end of period	$(27,058)	$(11,030)	$(222)	$(38,310)	$(31,234)	$(10,856)	$27	$(42,063)

13. REDEEMABLE PREFERRED STOCK

On September 11, 2025, the Company issued 75,000 shares of Series B Preferred Stock and 1,453,260 warrants to InspectionTech Holdings LP (the “Stellex Holder”) pursuant to a securities purchase agreement (the “Purchase Agreement”). The Series B Preferred Stock is classified as temporary equity in the mezzanine section of the consolidated balance sheets, as it is potentially redeemable for cash at the holder’s option beginning December 31, 2030, and under certain other events outside the Company’s control.

The Company continues to have the option to access (the “Series B Delayed Draw”) up to $30.0 million in additional proceeds through the issuance of up to 30,000 shares of Series B Preferred Stock and 581,304 related warrants prior to September 11, 2027, subject to the terms and conditions of the Purchase Agreement. No Series B Delayed Draws were made during the quarter.

During the three-months ended March 31, 2026, the Company accrued a 10.5% paid-in-kind (PIK) dividend on the outstanding Series B Preferred Stock. The dividend was non-cash and was settled by increasing the carrying value of the preferred stock. The accrued PIK dividend totaled $2.0 million for the period, equivalent to $27 per share of redeemable preferred stock.

The following table presents the change in carrying value of the redeemable preferred stock during the period ended March 31, 2026 (in thousands):

Balance at December 31, 2025	$51,951
Additions	7
Accrued paid-in-kind dividend	2,036
Accrued paid-in-kind commitment fees	75
Accretion to redemption value	763
Balance at March 31, 2026	$54,832

For further information regarding the terms, classification, fair value allocation, and accretion accounting for the Series B Preferred Stock and warrants, refer to Note 16 - Redeemable Preferred Stock in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

14. COMMITMENTS AND CONTINGENCIES

As of March 31, 2026, the Company continues to assess potential loss contingencies, including legal proceedings and government compliance matters, in consultation with legal counsel. Liabilities are accrued when it is probable that a material loss has been incurred and the amount can be reasonably estimated; otherwise, the nature and possible range of loss are disclosed if reasonably possible.

During the quarter ended March 31, 2026, the Company remained involved in the Kelli Most litigation, a wrongful death case that was previously subject to a $222 million judgment, which was subsequently vacated and dismissed in Texas. The plaintiff has since refiled the case in federal court in Kansas. Based on an updated assessment of the case under Kansas jurisdiction, the Company has accrued a $10.0 million liability as of March 31, 2026, which is fully offset by a receivable from the Company’s insurance providers. All insurance retentions and deductibles have been met, and the Company expects that any further claims will be fully funded by its insurance policies.

In total, the Company has accrued approximately $11.0 million for this and other matters as of March 31, 2026. Management, after consultation with legal counsel, believes that the resolution of these matters, as well as other routine legal proceedings, will not have a material adverse effect on the Company’s condensed consolidated financial statements.

15. SEGMENT DISCLOSURES
We conduct operations in two segments: IHT and MS. Management’s determination of our reporting segments was made on the basis of our strategic priorities within each segment and the differences in the services we offer. The reportable segments results are reviewed regularly by the chief operating decision maker (“CODM”), who is our Chief Executive Officer, in deciding how to allocate resources and assess performance. Our CODM evaluates the segments’ operating performance based on adjusted EBITDA defined as net income (loss) before income taxes, interest expense, depreciation and amortization, and other non-recurring and non-operational items. Our CODM uses adjusted EBITDA as a measure to make resource allocation decisions for each segment for the budgeting process and reviews budget-to-actual variances to assess performance and allocate capital.
During the current period, service type Emission Control Services, previously included within the MS segment, was moved to the IHT segment. This change by the Company to the composition of its reportable segments was completed to better align with how the CODM evaluates segment performance. Prior period segment information was recast to conform to the current period presentation. The recasting of the prior period segment information did not have any impact on the Company’s previously reported consolidated revenue or consolidated adjusted EBITDA. The impact of this change was to decrease previously reported revenue and adjusted EBITDA for the MS segment with a similar increase to the IHT segment by approximately $7.4 million and $2.0 million, respectively, for the three months ended March 31, 2025.
Segment data for our two operating segments are as follows (in thousands):

	Three Months Ended March 31, 2026
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$123,391	$91,665	$215,056
Adjusted operating expenses[1]	93,011	68,798	161,809
Adjusted selling, general and administrative expenses[2]	15,093	20,312	35,405
Adjusted EBITDA	$15,287	$2,555	$17,842

	Three Months Ended March 31, 2025
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$113,621	$85,034	$198,655
Adjusted operating expenses[1]	85,054	63,193	148,247
Adjusted selling, general and administrative expenses[2]	14,905	20,385	35,290
Adjusted EBITDA	$13,662	$1,456	$15,118

_____________
1    Represent operating expenses including direct depreciation and amortization but excluding severance cost.
2    Represent segment selling, general and administrative expenses excluding noncash share-based compensation, professional, legal and other non-recurring costs.

Reconciliation of segment adjusted EBITDA to consolidated loss before income taxes:

	Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
IHT	$15,287	$13,662
MS	2,555	1,456
Segment adjusted EBITDA	17,842	15,118
Segment depreciation and amortization	(7,113)	(7,087)
Segment professional fees, severance and other	(1,300)	(449)
Corporate and shared support cost	(12,800)	(13,585)
Consolidated operating loss	(3,371)	(6,003)
Interest expense	(8,882)	(11,436)
Loss on debt extinguishment	—	(11,853)
Other income/(expense)	925	(204)
Loss before income taxes	$(11,328)	$(29,496)

	Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$1,432	$1,458
MS	1,053	667
Corporate and shared support services	214	14
Total capital expenditures	$2,699	$2,139
____________
1    Excludes finance leases. Totals may vary from amounts presented in the consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$3,316	$2,816
MS	3,797	4,271
Corporate and shared support services	1,340	1,315
Total depreciation and amortization	$8,453	$8,402
Separate measures of our assets by operating segment are not produced or utilized by our CODM to evaluate segment performance.

16. RELATED PARTY TRANSACTIONS
In connection with the Company’s debt transactions, the Company engaged in transactions with Corre and affiliates to provide and/or repay funding as described in Note 10 - Debt.
In connection with the issuance of Series B Preferred Stock on September 11, 2025, the Company entered into a Purchase Agreement with the Stellex Holder, see Note 13 - Redeemable Preferred Stock for further details. On the same date, the Stellex

Holder acquired $10.0 million of the Company’s outstanding loan under the Second A&R Second Lien Term Loan Agreement. The terms of the loan remain unchanged following the acquisition.
In September 2025, $15.0 million of the Company’s outstanding loan under the Second A&R Second Lien Term Loan Agreement was acquired by JFL Credit Opportunities Fund II, L.P. and affiliates, in which one of the Company’s independent directors is an equity partner. The terms of the loan remain unchanged.

17. SUBSEQUENT EVENTS
As of May 13, 2026, the filing date of this Quarterly Report on Form 10-Q, management evaluated the existence of events occurring subsequent to the quarter ended March 31, 2026 and determined that there were no events or transactions that would have a material impact on the Company’s results of operations or financial position.

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
•seasonal and other variations, such as severe weather conditions (including conditions influenced by climate change), volatility of oil and gas prices, and the nature of our customers’ industry affecting the timing of new contracts and terminations of existing contracts which may result in unpredictable fluctuations in our cash flows and financial results;
•our significant debt and high leverage which could have a negative impact on our ability to access capital markets, our liquidity position and our ability to manage increases in interest rates;
•risk of non-payment and/or delays in payment of receivables from our customers;
•our ability to maintain compliance with the NYSE continued listing requirements and rules;
•our financial forecasts being based upon estimates and assumptions that may materially differ from actual results;

•our incurrence of liabilities and suffering of negative financial or reputational impacts relating to occupational health and safety matters;
•changes in laws or regulations in the local jurisdictions that we conduct our business;
•the inherently uncertain outcome of current and future litigation; and
•acts of terrorism, war or political or civil unrest in the United States or elsewhere, including the conflict in the Middle East and the threatened and actual closing of oil shipping routes, including the Strait of Hormuz, by Iran and affiliated groups in connection therewith, changes in laws and regulations, or the imposition of economic or trade sanctions affecting domestic and international commercial transactions.
GENERAL OVERVIEW
Business. We are a global, leading provider of specialty industrial services offering customers access to a full suite of conventional, specialized, and proprietary mechanical, heat-treating, and inspection services. We deploy conventional to highly specialized inspection, condition assessment, maintenance and repair services that result in greater safety, reliability, and operational efficiency for our customers’ most critical assets. We conduct operations in two segments: Inspection and Heat- Treating (“IHT”) and Mechanical Services (“MS”). Through the capabilities and resources in these two segments, we believe that we are uniquely qualified to provide integrated solutions involving: inspection to assess condition; engineering assessment to determine fitness for purpose in the context of industry standards and regulatory codes; and mechanical services to repair, rerate or replace based upon the customer’s election. In addition, we are capable of escalating with the customer’s needs, as dictated by the severity of the damage found and the related operating conditions, from standard services to some of the most advanced services and integrated asset integrity and reliability management solutions available in the industry. We also believe that we are unique in our ability to provide these services in three distinct customer demand profiles: (i) turnaround or project services, (ii) call-out services, and (iii) nested or run-and-maintain services.
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

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following is a comparison of our results of operations for the three months ended March 31, 2026 to the three months ended March 31, 2025 (in thousands).

	Three Months Ended March 31,		Favorable (Unfavorable)
	2026	2025	$	%
	(unaudited)	(unaudited)
Revenues by business segment[1]:
IHT	$123,391	$113,621	$9,770	8.6%
MS	91,665	85,034	6,631	7.8%
Total revenues	$215,056	$198,655	$16,401	8.3%
Operating income (loss)[1]:
IHT	$10,917	$10,731	$186	1.7%
MS	(1,488)	(3,149)	1,661	52.7%
Corporate and shared support services	(12,800)	(13,585)	785	5.8%
Total operating loss	$(3,371)	$(6,003)	$2,632	43.8%

Interest expense, net	$(8,882)	$(11,436)	$2,554	22.3%
Loss on debt extinguishment	—	(11,853)	$11,853	NM
Other income (expense), net	925	(204)	1,129	553.4%
Loss before income taxes	$(11,328)	$(29,496)	$18,168	61.6%
Provision for income taxes	(5)	(222)	217	97.7%
Net loss	$(11,333)	$(29,718)	$18,385	61.9%

1 As of January 1, 2026, ECS, previously included in the MS segment, was moved to the IHT segment, refer to Note 15 - Segment Disclosure for more information.
NM - not meaningful
Revenues. Total revenues increased by $16.4 million, or 8.3%, from the prior year period and were favorably impacted by $3.2 million attributable to foreign exchange rates movements. Revenue for the IHT segment increased by $9.8 million, or 8.6%, compared to the prior year period, primarily driven by an increase in U.S. revenue of $6.5 million attributable to higher turnaround and capital projects activity, as well as increase in year-over-year callout and turnaround activities in Canada and other international regions of $3.3 million. MS segment revenue increased by $6.6 million, or 7.8%, compared to the prior year period, mainly due to higher turnaround activities and callout projects in the U.S., and higher revenue from projects in Canada and international areas.

Operating income (loss). Overall operating loss was $3.4 million in the 2026 period, a $2.6 million, or 43.8%, improvement compared to an operating loss of $6.0 million in the prior year period. This improvement was primarily driven by the increased revenue and cost management. IHT reported an increase in operating income of $0.2 million, or 1.7%, as compared to prior year due to job mix. MS operating loss decreased by $1.7 million, or 52.7%, as compared to the prior year period, primarily driven by the increased revenue in the U.S. and a reduction in operating losses in the U.S. and Canada. Corporate operating loss decreased by $0.8 million compared to the prior year period, primarily due to lower legal and professional services costs, partially offset by higher personnel costs in the current period.

For the three months ended March 31, 2026 and 2025, operating loss includes net expenses totaling $1.7 million and $3.0 million, respectively, that we do not believe are indicative of our core operating activities, as detailed in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025

Operating loss	$(3,371)	$(6,003)
Professional fees and other	1,606	2,007
Legal costs (refunds) and litigation reserves	(1,560)	490
Severance charges, net	1,629	467
Total non-core expenses	1,675	2,964
Operating loss, excluding non-core expenses	$(1,696)	$(3,039)
Excluding the impact of these identified non-core items in both periods, operating loss decreased year over year by $1.3 million, from $3.0 million to $1.7 million. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense, net decreased by $2.6 million for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily attributable to the refinancing completed in March 2025, in which we replaced our existing credit facilities with new facilities at lower interest rates. In addition, we renegotiated the terms of our ABL Revolving Credit Loans, resulting in further reductions in applicable interest rates. The decrease was also due to lower overall debt balances compared to the prior period.
Cash interest paid for the three months ended March 31, 2026 and 2025 was $2.5 million and $8.9 million, respectively.

Loss on debt extinguishment. During the three months ended March 31, 2025, we completed refinancing transactions that resulted in the repayment of our existing loans. As a result, we recognized a loss on debt extinguishment of $11.9 million which included the write-off of unamortized debt issuance costs.
Other income (expense), net. The overall change of $1.1 million in other income (expense), net, was primarily driven by foreign currency transaction losses in the current year period reflecting the effects of positive fluctuations in the value of the U.S. dollar relative to the foreign currencies to which we have exposure.
Taxes. The provision for income tax was $0.0 million on the pre-tax loss of $11.3 million in the current year period compared to income tax expense of $0.2 million on the pre-tax loss of $29.5 million in the prior year period. The effective tax rate was a provision of 0.0% for the three months ended March 31, 2026, compared to a provision of 0.8% for the three months ended March 31, 2025. The effective tax rate differs from the prior year period due to changes in the valuation allowance.

Non-GAAP Financial Measures and Reconciliations
We use supplemental non-GAAP financial measures which are derived from the consolidated financial information, including adjusted net income (loss); adjusted net income (loss) per share; earnings before interest and taxes (“EBIT”); adjusted EBIT; adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) and free cash flow to supplement financial information presented on a U.S. GAAP basis.
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
The following tables set forth the reconciliation of adjusted net income (loss), EBIT and EBITDA to their most comparable U.S. GAAP financial measurements on a consolidated and segmented basis:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)

	Three Months Ended March 31,
	2026	2025
Adjusted Net Loss:
Net loss	$(11,333)	$(29,718)
Professional fees and other[1]	1,606	2,007
Write-off of software cost	—	45
Legal costs and litigation reserves (refunds)	(1,560)	490
Severance charges, net[2]	1,629	467
Loss on debt extinguishment	—	11,853
Tax impact of adjustments and other net tax items	(46)	(13)
Adjusted Net Loss	$(9,704)	$(14,869)
Dividend and accretion to redemption value on redeemable preferred stock	(2,874)	$—
Adjusted Net Loss attributable to common shareholders	$(12,578)	$(14,869)
Adjusted Net Loss per common share:
Basic and Diluted	$(2.76)	$(3.31)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(11,333)	$(29,718)
Provision for income taxes	5	222
Loss (gain) on equipment sale	(13)	5
Interest expense, net	8,882	11,436
Professional fees and other[1]	1,606	2,007
Write-off of software cost	—	45
Legal costs and litigation reserves (refunds)	(1,560)	490
Severance charges, net[2]	1,629	467
Foreign currency loss (gain)	(917)	205
Pension cost (credit)[3]	5	(51)
Loss on debt extinguishment	—	11,853
Consolidated Adjusted EBIT	(1,696)	(3,039)
Depreciation and amortization	8,453	8,402
Non-cash share-based compensation cost (credit)	954	(53)
Consolidated Adjusted EBITDA	$7,711	$5,310

Free Cash Flow:
Cash used in operating activities	$(9,095)	$(28,661)
Capital expenditures	(2,424)	(1,406)
Free Cash Flow	$(11,519)	$(30,067)
____________________________________

1    For the three months ended March 31, 2026, consists of $1.6 million related to support costs. For the three months ended March 31, 2025, consists of $2.0 million related to refinancing transactions.
2    For the three months ended March 31, 2026, includes $1.4 million related to customary severance costs associated with executive departures.
3    Represents pension cost (credit) for the U.K. pension plan based on the difference between the expected return on plan assets and the amount of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date.

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025

Segment Adjusted EBIT and Adjusted EBITDA:

IHT[4]
Operating income	$10,917	$10,731
Professional fees and other[1]	1,054	—
Severance charges, net	—	115
Adjusted EBIT	11,971	10,846
Depreciation and amortization	3,316	2,816
Adjusted EBITDA	$15,287	$13,662

MS4
Operating loss	$(1,488)	$(3,149)
Professional fees and other[1]	69	—
Severance charges, net	177	334
Adjusted EBIT	(1,242)	(2,815)
Depreciation and amortization	3,797	4,271
Adjusted EBITDA	$2,555	$1,456

Corporate and shared support services
Net loss	$(20,762)	$(37,300)
Provision for income taxes	5	222
Loss (gain) on equipment sale	(13)	5
Interest expense, net	8,882	11,436
Foreign currency loss (gain)	(917)	205
Professional fees and other[1]	483	2,007
Write-off of software cost	—	45
Legal costs and litigation reserves (refunds)	(1,560)	490
Severance charges, net[2]	1,452	18
Pension cost (credit)[3]	5	(51)
Loss on debt extinguishment	—	11,853
Adjusted EBIT	(12,425)	(11,070)
Depreciation and amortization	1,340	1,315
Non-cash share-based compensation cost (credit)	954	(53)
Adjusted EBITDA	$(10,131)	$(9,808)

Consolidated Adjusted EBITDA	$7,711	$5,310
___________________
1    For the three months ended March 31, 2026, consists of $1.6 million related to support costs. For the three months ended March 31, 2025, consists of $2.0 million related to refinancing transactions.
2    For the three months ended March 31, 2026, includes $1.4 million related to customary severance costs associated with executive departures.
3    Represents pension cost (credit) for the U.K. pension plan based on the difference between the expected return on plan assets and the amount of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date.
4    As of January 1, 2026, ECS, previously included in the MS segment, was moved to the IHT segment, refer to Note 15 - Segment Disclosure for more information.

Liquidity and Capital Resources
Financing for operations consists primarily of our 2022 ABL Credit Agreement and cash flows from our operations.
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
See Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and risk factors included within Cautionary Note Regarding Forward-Looking Statements above, for additional information.
As of March 31, 2026, we had approximately $40.5 million of available borrowing capacity under our various credit facilities, consisting of $30.5 million available under the 2022 ABL Credit Agreement and $10.0 million available under the Second A&R Second Lien term Loan Agreement (the availability period for the Second Lien Delayed Draw Term Loan expired on April 15, 2026 with no amounts drawn prior to the expiration date). In connection with the issuance of the Series B Preferred Stock and related warrants, we have access to up to $30.0 million in additional liquidity through September 2027 through a delayed draw mechanism, subject to certain conditions under the Purchase Agreement. Our principal uses of cash and liquidity are for working capital needs, capital expenditures and operations.
As of March 31, 2026, we were in compliance with our debt covenants. Our ability to maintain compliance with the financial covenants contained in our Credit Agreements is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties, as described elsewhere herein.
As of May 11, 2026, we had consolidated cash and cash equivalents of $11.2 million, excluding $4.2 million of restricted cash used mainly as collateral for letters of credit and commercial card programs, and approximately $24.8 million of undrawn availability under our various credit facilities, resulting in total liquidity of $36.0 million. We also have $30.0 million of Series B Delayed Draw availability as described above.
Refer to Note 10 - Debt for additional information about our debt instruments.

Cash Flows
The following table summarizes cash flows from Operating, Investing and Financing activities (in thousands):

	Three Months Ended March 31,
Cash flows provided by (used in):	2026	2025	Favorable (Unfavorable)
Operating activities	$(9,095)	$(28,661)	$19,566
Investing activities	(2,410)	(1,406)	(1,004)
Financing activities	6,237	11,188	(4,951)
Effect of exchange rate changes on cash	(38)	137	(175)
Net change in cash and cash equivalents	$(5,306)	$(18,742)	$13,436

Cash and cash equivalents. Our cash and cash equivalents as of March 31, 2026 totaled $12.8 million, consisting of $8.7 million of unrestricted cash on hand, and $4.1 million of restricted cash. International cash balances as of March 31, 2026 were $6.5 million, and approximately $1.2 million of such cash is located in countries where currency or regulatory restrictions exist.
As of December 31, 2025, our cash and cash equivalents were $18.1 million, consisting of $14.1 million of unrestricted cash on hand and $4.0 million of restricted cash. International cash balances as of December 31, 2025 were $4.4 million, and approximately $1.2 million of such cash is restricted.
Our total debt and finance obligations were $306.5 million, of which $3.9 million was classified as current at March 31, 2026, compared to total debt of $297.2 million at December 31, 2025.
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
For the three months ended March 31, 2026, net cash used in operating activities was $9.1 million, an improvement of $19.6 million as compared to net cash used in operating activities of $28.7 million in the 2025 period. Changes in working capital items - such as the growth of receivables and payment of operating payables - are significant factors affecting operating cash flows and can represent significant uses of cash, particularly during periods of increasing revenue and activity levels. During the three months ended March 31, 2026, changes in working capital items used $8.6 million in cash flows, a $15.1 million decrease compared to the $23.7 million in cash flows used by working capital in the corresponding 2025 period.
Cash flows attributable to our investing activities. For the three months ended March 31, 2026, net cash used in investing activities consisted primarily of capital expenditures of $2.4 million as compared to $1.4 million for the three months ended March 31, 2025.
Cash flows attributable to our financing activities. For the three months ended March 31, 2026, net cash provided by financing activities was $6.2 million, consisting primarily of the net borrowings under the Revolving Credit Loans of $7.2 million, partially offset by the principal payments under the First Lien Term Loan and equipment financing loans.
For the three months ended March 31, 2025, net cash used in financing activities was $11.2 million, consisting primarily of borrowings under the First Lien Term Loan of $175.0 million, net borrowings under the Revolving Credit Loans of $8.0 million, and borrowings under the 2025 Second Lien Term Loan. These inflows were partially offset by the payments of the total outstanding balances under the Corre Delayed Draw Term Loan, Corre Incremental Term Loan and ME/RE Loans, and a partial pay down of the Corre Uptiered Loan. In addition, we paid $8.1 million of debt issuance costs for the refinancing transactions at March 12, 2025.
Effect of exchange rate changes on cash and cash equivalents. For the three months ended March 31, 2026 and 2025, the effect of foreign exchange rate changes on cash was $0.0 million and $0.1 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in U.S. Dollar exchange rate against the Euro, the British Pound, the Canadian Dollar and the Brazil Real.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. See Note 10 - Debt in this Quarterly Report on Form 10-Q and Note 11 - Debt in our Annual Report on Form 10-K for additional details of our off-balance sheet arrangements.

Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2026.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item 3.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the CEO and CFO have concluded as of March 31, 2026, that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the requisite time periods.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2026.

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
Insider Trading Arrangements. During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” (each as defined in Item 408(a) of Regulation S-K under the Exchange Act).

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

10.1
Letter Agreement re Offer of Employment, dated January 22, 2026, between Gary Hill and Team, Inc. (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on January 26, 2026, incorporated by reference herein).

10.2
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

TEAM, INC. (Registrant)

Date: May 13, 2026	/S/ Gary L. Hill
Gary L. Hill Chief Executive Officer (Principal Executive Officer)

/S/ Nelson M. Haight
Nelson M. Haight Chief Financial Officer (Principal Financial Officer)

/S/ Matthew E. Acosta
Matthew E. Acosta Vice President, Chief Accounting Officer (Principal Accounting Officer)