Form 10-Q
period 2026-06-30
TEAM INC
filed 2026-08-10
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The Registrant had 4,583,209 shares of common stock, par value $0.30, outstanding as of August 6, 2026.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$25,984	$18,145
Accounts receivable, net of allowance of $4,697 and $4,585, respectively	193,798	177,884
Inventory	42,411	41,384
Income tax receivable	189	1,042
Prepaid expenses and other current assets	28,801	27,950
Total current assets	291,183	266,405
Property, plant and equipment, net	106,495	110,628
Intangible assets, net	31,591	37,849
Operating lease right-of-use assets	47,345	49,849
Defined benefit pension asset	5,285	5,144
Other assets, net	14,206	14,044
Deferred tax asset	2,656	1,534
Total assets	$498,761	$485,453
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt and finance lease obligations	$4,070	$3,858
Current portion of operating lease obligations	16,777	16,476
Accounts payable	38,429	42,010
Other accrued liabilities	65,574	56,724
Income tax payable	2,106	987
Total current liabilities	126,956	120,055
Long-term debt and finance lease obligations	322,201	293,343
Operating lease obligations	32,970	35,910
Deferred tax liabilities	4,595	4,984
Other long-term liabilities	3,902	3,691
Total liabilities	490,624	457,983
Commitments and contingencies
Redeemable preferred stock, par value $100.00 per share, 75,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	57,838	51,951
Shareholders’ equity (deficit):
Preferred stock, 500,000 shares authorized, 75,000 shares (included in redeemable preferred stock) issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.30 per share, 12,000,000 shares authorized; 4,571,382 and 4,532,240 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,371	1,360
Additional paid-in capital	471,036	475,829
Accumulated deficit	(483,022)	(464,877)
Accumulated other comprehensive loss	(39,086)	(36,793)
Total shareholders’ equity (deficit)	(49,701)	(24,481)
Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$498,761	$485,453

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$228,678	$248,026	$443,734	$446,681
Operating expenses	171,288	176,825	333,200	325,112
Depreciation and amortization	2,994	3,112	5,983	6,214
Gross margin	54,396	68,089	104,551	115,355
Selling, general and administrative expenses	46,751	50,571	94,813	98,540
Depreciation and amortization	5,472	5,415	10,936	10,715
Operating income (loss)	2,173	12,103	(1,198)	6,100
Interest expense, net	(9,280)	(11,896)	(18,162)	(23,332)
Loss on debt extinguishment	—	—	—	(11,853)
Other income (expense), net	193	(3,490)	1,118	(3,694)
Loss before income taxes	(6,914)	(3,283)	(18,242)	(32,779)
Benefit (provision) for income taxes	102	(983)	97	(1,205)
Net loss	$(6,812)	$(4,266)	$(18,145)	$(33,984)
Dividend and accretion to redemption value on redeemable preferred stock	(3,006)	—	(5,880)	—
Net loss attributable to common shareholders	$(9,818)	$(4,266)	$(24,025)	$(33,984)

Loss per common share:
Basic and diluted	$(2.15)	$(0.95)	$(5.26)	$(7.56)

Weighted-average number of shares outstanding:
Basic and diluted	4,571	4,494	4,565	4,494

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(6,812)	$(4,266)	$(18,145)	$(33,984)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(820)	7,012	(2,426)	9,027
Defined benefit pension plans:
Amortization of prior service cost	8	8	16	16
Amortization of net actuarial loss	109	94	219	181
Other comprehensive income (loss) before tax	(703)	7,114	(2,191)	9,224
Tax provision attributable to other comprehensive income (loss)	(73)	(108)	(102)	(152)
Other comprehensive income (loss), net of tax	(776)	7,006	(2,293)	9,072
Total comprehensive income (loss)	$(7,588)	$2,740	$(20,438)	$(24,912)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’Equity (Deficit)
	Shares		Amount

Balance at December 31, 2025	4,532		$1,360	$475,829	$(464,877)	$(36,793)	$(24,481)
Net loss	—		—	—	(11,333)	—	(11,333)
Dividend and accretion to redemption value on redeemable preferred stock	—		—	(2,874)	—	—	(2,874)
Net settlement of vested stock awards	39		11	(179)	—	—	(168)
Foreign currency translation adjustment, net of tax	—		—	—	—	(1,635)	(1,635)
Defined benefit pension plans, net of tax	—		—	—	—	118	118
Non-cash compensation	—		—	954	—	—	954
Balance at March 31, 2026	4,571		$1,371	$473,730	$(476,210)	$(38,310)	$(39,419)
Net loss	—		—	—	(6,812)	—	(6,812)
Dividend and accretion to redemption value on redeemable preferred stock	—		—	(3,006)	—	—	(3,006)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(893)	(893)
Defined benefit pension plans, net of tax	—	—	—	—	—	117	117
Non-cash compensation	—	—	—	312	—	—	312
Balance at June 30, 2026	4,571		$1,371	$471,036	$(483,022)	$(39,086)	$(49,701)

Balance at December 31, 2024	4,493		$1,348	$460,186	$(415,667)	$(44,129)	$1,738
Net loss	—		—	—	(29,718)	—	(29,718)
Foreign currency translation adjustment, net of tax	—		—	—	—	1,971	1,971
Defined benefit pension plans, net of tax	—		—	—	—	95	95
Non-cash compensation	—		—	(53)	—	—	(53)
Balance at March 31, 2025	4,493		$1,348	$460,133	$(445,385)	$(42,063)	$(25,967)
Net loss	—		—	—	(4,266)	—	(4,266)
Net settlement of vested stock awards	6		2	(65)	—	—	(63)
Foreign currency translation adjustment, net of tax	—		—	—	—	6,904	6,904
Defined benefit pension plans, net of tax	—		—	—	—	102	102
Non-cash compensation	—		—	366	—	—	366
Balance at June 30, 2025	4,499		1,350	460,434	(449,651)	(35,057)	(22,924)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(18,145)	$(33,984)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,919	16,929
Loss on debt extinguishment	—	11,853
Amortization of debt issuance costs, debt discounts, and deferred financing costs	2,284	2,608
Paid-in-kind (“PIK”) interest	4,337	6,541
Allowance for credit losses	379	788
Foreign currency loss (gain)	(1,290)	3,749
Deferred income taxes	(1,616)	(851)
Non-cash compensation cost	1,266	313
Other, net	150	7
Changes in operating assets and liabilities:
Accounts receivable	(17,334)	(31,187)
Inventory	(1,076)	(2,663)
Prepaid expenses and other assets	(2,327)	161
Accounts payable	(3,352)	(1,486)
Other accrued liabilities	9,395	(4,999)
Income taxes	1,995	216
Net cash used in operating activities	(8,415)	(32,005)
Cash flows from investing activities:
Capital expenditures	(6,406)	(4,316)
Proceeds from disposal of assets	31	—
Net cash used in investing activities	(6,375)	(4,316)
Cash flows from financing activities:
Borrowings under Revolving Credit Loans	152,500	37,000
Payments under Revolving Credit Loans	(127,800)	(17,018)
Payments under Corre Delayed Draw Term Loan	—	(35,700)
Payments under Corre Uptiered Loan	—	(55,894)
Borrowings under First Lien Term Loan	—	175,000
Payments under First Lien Term Loan	(875)	(438)
Payments under ME/RE Loans	—	(23,427)
Payments under Corre Incremental Term Loan	—	(48,015)
Payments for debt issuance costs	—	(8,899)
Other	(1,101)	(1,448)
Net cash provided by financing activities	22,724	21,161
Effect of exchange rate changes on cash	(95)	324
Net increase (decrease) in cash and cash equivalents	7,839	(14,836)
Cash and cash equivalents at beginning of period	18,145	35,545
Cash and cash equivalents at end of period	$25,984	$20,709
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
IHT provides conventional and advanced non-destructive testing services primarily for the process, pipeline and power sectors, pipeline integrity management services, emissions control and compliance and field heat-treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (onstream), during facility turnarounds or during new construction or expansion activities. In addition, IHT provides comprehensive non-destructive testing services and metallurgical and chemical processing services to the aerospace and other industries covering a range of components including finished machined and in-service components. IHT also provides advanced digital imaging including remote digital video imaging.
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
Newly Adopted Accounting Standards. In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods in those years. The Company has elected to apply the practical expedient in its assessment of an allowance for credit losses beginning January 1, 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.
Accounting Standards Not Yet Adopted. In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”). The guidance in ASU 2026-01 clarifies how issuers initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock by requiring issuers to use the PIK dividend rate stated in the preferred stock agreement. ASU 2026-01 will be effective for the Company’s annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual periods, with early adoption permitted. Entities may apply the amendments on either a prospective basis or a modified retrospective basis for equity-classified preferred stock instruments that are outstanding as of the initial application date. The Company is currently evaluating the impact that adoption of ASU 2026-01 may have on its consolidated financial statements.

2. REVENUE
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from customer contracts by geographic region, by reportable operating segment and by service type is presented below:
Revenue by geographic area (in thousands):

	Three Months Ended June 30, 2026
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue[1]:
IHT	$114,760	$12,513	$4,010	$131,283
MS	57,199	7,474	32,722	97,395
Total	$171,959	$19,987	$36,732	$228,678

	Three Months Ended June 30, 2025
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue[1]:
IHT	$119,813	$15,112	$3,297	$138,222
MS	64,473	10,312	35,019	109,804
Total	$184,286	$25,424	$38,316	$248,026

	Six Months Ended June 30, 2026
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue[1]:
IHT	$225,102	$21,780	$7,792	$254,674
MS	113,180	14,764	61,116	189,060
Total	$338,282	$36,544	$68,908	$443,734

	Six Months Ended June 30, 2025
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue[1]:
IHT	$223,616	$22,224	$6,003	$251,843
MS	118,044	15,407	61,387	194,838
Total	$341,660	$37,631	$67,390	$446,681
1 As of January 1, 2026, Emission Control Services (ECS), previously included in the MS segment, was moved to the IHT segment, refer to Note 15 - Segment Disclosures for more information.

Revenue by operating segment and service type (in thousands):

	Three Months Ended June 30, 2026
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat-Treating	Other	Total
Revenue[1]:
IHT	$114,253	$11	$13,861	$3,158	$131,283
MS	—	96,451	486	458	97,395
Total	$114,253	$96,462	$14,347	$3,616	$228,678

	Three Months Ended June 30, 2025
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat-Treating	Other	Total
Revenue[1]:
IHT	$112,958	$48	$21,922	$3,294	$138,222
MS	—	109,229	149	426	109,804
Total	$112,958	$109,277	$22,071	$3,720	$248,026

	Six Months Ended June 30, 2026
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat-Treating	Other	Total
Revenue[1]:
IHT	$218,329	$19	$30,514	$5,812	$254,674
MS	—	186,878	505	1,677	189,060
Total	$218,329	$186,897	$31,019	$7,489	$443,734

	Six Months Ended June 30, 2025
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat-Treating	Other	Total
Revenue[1]:
IHT	$207,602	$49	$38,296	$5,896	$251,843
MS	—	193,110	338	1,390	194,838
Total	$207,602	$193,159	$38,634	$7,286	$446,681
1 As of January 1, 2026, ECS, previously included in the MS segment, was moved to the IHT segment, refer to Note 15 - Segment Disclosures for more information.
For additional information on our reportable operating segments, refer to Note 15 - Segment Disclosures.
Remaining performance obligations. As permitted by ASC 606, Revenue from Contracts with Customers, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient, which permits us to recognize revenue in the amount to which we have a right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. As most of our contracts with customers are short-term in nature and billed on a time and material basis, there were no material amounts of remaining performance obligations as of June 30, 2026 and December 31, 2025.

3. ACCOUNTS RECEIVABLE
A summary of accounts receivable as of June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Trade accounts receivable	$149,396	$143,923
Unbilled revenues	49,099	38,546
Allowance for credit losses	(4,697)	(4,585)
Total	$193,798	$177,884
The following table shows a rollforward of the allowance for credit losses (in thousands):

June 30, 2026
(unaudited)
Balance at beginning of period	$4,585
Provision for expected credit losses	517
Recoveries collected	(117)
Write-offs	(326)
Foreign exchange effects	38
Balance at end of period	$4,697

4. INVENTORY
A summary of inventory as of June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Raw materials	$10,596	$9,781
Work in progress	3,868	3,600
Finished goods	27,947	28,003
Total	$42,411	$41,384

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Insurance receivables	$10,000	$10,000
Prepaid expenses	15,709	14,039
Other current assets	3,092	3,911
Prepaid expenses and other current assets	$28,801	$27,950
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

6. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Land	$3,466	$4,006
Buildings and leasehold improvements	60,835	61,868
Machinery and equipment	309,317	304,618
Furniture and fixtures	10,912	11,063
Capitalized ERP system development costs	45,903	45,903
Computers and computer software	20,350	19,945
Automobiles	3,037	3,163
Construction in progress	1,422	2,729
Total	455,242	453,295
Accumulated depreciation and amortization	(348,747)	(342,667)
Property, plant and equipment, net	$106,495	$110,628
Included in the table above are assets under finance leases of $14.1 million and $13.0 million as of June 30, 2026 and December 31, 2025, respectively, and related accumulated amortization of $6.0 million and $4.8 million as of June 30, 2026 and December 31, 2025, respectively. Depreciation expense for the three months ended June 30, 2026 and 2025 was $4.5 million and $4.7 million, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $9.0 million and $9.5 million, respectively.

7. INTANGIBLE ASSETS
A summary of intangible assets as of June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30, 2026
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$162,667	$(131,119)	$31,548
Trade names	18,562	(18,519)	43
Technology	2,300	(2,300)	—
Licenses	683	(683)	—
Intangible assets	$184,212	$(152,621)	$31,591

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$162,678	$(125,109)	$37,569
Trade names	19,172	(18,930)	242
Technology	2,300	(2,262)	38
Licenses	683	(683)	—
Intangible assets	$184,833	$(146,984)	$37,849

Amortization expense of intangible assets was $3.0 million and $3.1 million, respectively, for the three months ended June 30, 2026 and 2025. Amortization expense of intangible assets for the six months ended June 30, 2026 and 2025 was $6.1 million and $6.2 million, respectively. The weighted-average amortization period for intangible assets subject to amortization was 14.0 years as of June 30, 2026 and December 31, 2025.

8. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Payroll and other compensation expenses	$37,607	$28,647
Legal and professional accruals	12,506	13,502
Property, sales and other non-income related taxes	4,118	5,626
Accrued interest	4,056	1,633
Insurance accruals	3,659	3,782
Volume discounts	2,099	1,938
Other accruals	1,529	1,596
Total	$65,574	$56,724
Payroll and other compensation expenses include all payroll related accruals including, among others, accrued vacation, severance, and bonuses. Legal and professional accruals include accruals for legal and professional fees as well as accrued legal claims, refer to Note 14 - Commitments and Contingencies for legal claims information. Certain legal claims are covered by our third-party insurance providers and the related insurance receivable for these claims is recorded in prepaid expenses and other current assets, refer to Note 5 - Prepaid Expenses and Other Current Assets. Property, sales and other non-income related taxes include accruals for items such as sales and use tax, property tax and other related tax accruals. Accrued interest relates to the interest accrued on our long-term debt. Insurance accruals primarily relate to workers compensation costs. Other accruals include various business expense accruals.

9. INCOME TAXES

We recorded an income tax benefit of $0.1 million and $0.1 million for the three and six months ended June 30, 2026, compared to a provision of $1.0 million and $1.2 million for the three and six months ended June 30, 2025. The effective tax rate, inclusive of discrete items, was 1.5% for the three months ended June 30, 2026, compared to 29.9% for the three months ended June 30, 2025. For the six months ended June 30, 2026, our effective tax rate, inclusive of discrete items, was 0.5%, compared to 3.7% for the six months ended June 30, 2025. The decrease in effective tax rate for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is due to the mix of pretax income in non-valuation allowance jurisdictions and pretax losses in valuation allowance jurisdictions, along with changes in permanent differences.

10. DEBT
As of June 30, 2026 and December 31, 2025, our total long-term debt and finance lease obligations are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
2022 ABL Credit Facility	$83,486	$58,786
First Lien Term Loan[1]	166,055	166,241
2025 Second Lien Term Loan[1]	66,780	62,063
Equipment Financing Loans	1,289	1,436
Total	317,610	288,526
Finance lease obligations	8,661	8,675
Total long-term debt and finance lease obligations	326,271	297,201
Current portion of long-term debt and finance lease obligations	(4,070)	(3,858)
Total long-term debt and finance lease obligations, less current portion	$322,201	$293,343
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

Available funding commitments under the 2022 ABL Credit Agreement, subject to certain conditions, include a revolving credit line of up to $150.0 million to be provided by certain affiliates of Eclipse, with a $35.0 million sublimit for swingline borrowings, and a $26.0 million sublimit for issuances of letters of credit (the “Revolving Credit Loans”).

The terms of the Revolving Credit Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	10/2/2028
Interest rate	SOFR + applicable margin (or base rate + applicable margin)
Actual interest rate
6/30/2026	7.23%
6/30/2025	8.69%
Interest payments	monthly
Cash paid for interest
YTD 6/30/2026	$2,270
YTD 6/30/2025	$3,801
Principal balance
6/30/2026	$83,486
12/31/2025	$58,786
Unamortized balance of deferred financing cost
6/30/2026	$813
12/31/2025	$991
Available amount at 6/30/2026	$28,914

The 2022 ABL Credit Agreement contains customary conditions to borrowings and covenants, as described in the 2022 ABL Credit Agreement. As of June 30, 2026, we were in compliance with the covenants.

As of June 30, 2026, $9.4 million in letters of credit were issued under the 2022 ABL Credit Agreement. Such amounts remain undrawn and are off-balance sheet.

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

The terms of the Initial First Lien Term Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	3/12/2030
Stated interest rate	SOFR+applicable margin (or base rate+applicable margin)
Principal payments	$438 quarterly
Effective interest rate
6/30/2026	11.21%
6/30/2025	12.70%
Actual interest rate
6/30/2026	9.42%
6/30/2025	10.74%
Interest payments	variable[1]
Cash paid for interest
YTD 6/30/2026	$5,650
YTD 6/30/2025	$1,735
Balances at 6/30/2026
Principal balance	$172,813
Unamortized balance of debt discount and issuance cost[1]	$(6,758)
Net carrying balance	$166,055
Balances at 12/31/2025
Principal balance	$173,688
Unamortized balance of debt discount and issuance cost[2]	$(7,447)
Net carrying balance	$166,241
1    Interest payment dates may be monthly or quarterly based on the Company’s election (subject to availability), adjusted to the nearest business day.
The First Lien Term Loan Agreement contains certain conditions to borrowings, events of default and affirmative and negative covenants as described in the First Lien Term Loan Agreement. As of June 30, 2026, we were in compliance with the covenants.
2025 Second Lien Term Loan Credit Agreement
On March 12, 2025, we entered into a Second Amended and Restated Second Lien Term Loan Credit Agreement with the lenders party thereto and Cantor Fitzgerald Securities, as Agent (as amended by Amendment No.1 dated as of September 11, 2025, the “2025 Second Lien Term Loan Agreement”), which amended and restated the existing Amended and Restated Term Loan Credit Agreement, dated June 16, 2023.
Available funding commitments to the Company under the 2025 Second Lien Term Loan Agreement, subject to certain conditions, included a $107.4 million second lien term loan (the “Second Lien Term Loans”), initially provided by Corre Partners Management, LLC and certain of its affiliates (“Corre and affiliates”), consisting of a $97.4 million term loan tranche (the “2025 Second Lien Term Loans”) and a $10.0 million delayed draw term loan tranche (the “Second Lien Delayed Draw Term Loans”) which was available to be drawn from March 12, 2025 until April 15, 2026, subject to satisfying certain conditions.

The amount currently outstanding under the 2025 Second Lien Term Loan Agreement is a $68.0 million second lien term loan, including certain paid-in-kind interest. As of April 15, 2026, the availability period for the Second Lien Delayed Draw Term Loans expired. No amounts were drawn under the Second Lien Delayed Draw Term Loans prior to the expiration date.

The terms of the 2025 Second Lien Term Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	6/10/2030
Principal payments	quarterly[1]
Effective interest rate
6/30/2026	15.91%
6/30/2025	16.06%
Actual interest rate
6/30/2026	13.50%
6/30/2025	13.50%
Interest payments	quarterly [2]
Cash paid for interest
YTD 6/30/2026	$—
YTD 6/30/2025	$—
PIK interest added to principal balance
YTD 6/30/2026	$4,336
YTD 6/30/2025	$4,183
Balances at 6/30/2026
Principal balance	$68,032
Unamortized balance of debt issuance cost	$(1,252)
Net carrying balance	$66,780
Balances at 12/31/2025
Principal balance	$63,696
Unamortized balance of debt issuance cost	$(1,633)
Net carrying balance	$62,063
1    Principal payments represent a percentage (ranges between 0% and 0.25% based on the First Lien Net Leverage Ratio) of the outstanding principal balance. As of June 30, 2026 we are not making quarterly principal payments.
2    Interest payments are based on the First Lien Net Leverage Ratio and may be paid in cash or PIK. For the six months ended June 30, 2026, all interest was PIK.
The 2025 Second Lien Term Loan Agreement contains certain conditions to borrowings, events of default and affirmative and negative covenants and a financial covenant as described in the agreement. As of June 30, 2026, we were in compliance with the covenants.
Equipment Financing Loans
Equipment financing loans consist of secured borrowings used to acquire machinery and equipment (including office equipment). Under some of the arrangements, the lender pays the equipment vendor directly on behalf of the Company; as a result, no cash proceeds are received by the Company. The loans are secured by the financed equipment and are repaid over fixed terms through scheduled installments. The related assets are recorded in property, plant, and equipment, net of accumulated depreciation. As of June 30, 2026 and December 31, 2025, the outstanding balances of equipment financing loans were $1.3 million and $1.4 million, respectively.
Fair Value of Debt
The fair value of our debt obligations is representative of the carrying value based upon the respective interest rate terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt obligations.
1970 Group Substitute Insurance Reimbursement Facility
As of June 30, 2026, the Company maintains $19.1 million of letters of credit outstanding under its Substitute Insurance Collateral Facility Program Agreement (the “Collateral Facility Agreement”) with 1970 Group Originator, Inc. The collateral facility agreement remains off-balance sheet unless drawn upon. Deferred facility fees are amortized to interest expense; the unamortized balances as of June 30, 2026 and December 31, 2025, were $0.5 million and $1.5 million, respectively. For additional details, refer to Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

11. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). The pension plan was frozen in 1994 and no new participants have been added since that date. Net periodic pension cost (credit) includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest cost	$710	$714	$1,423	$1,386
Expected return on plan assets	(823)	(870)	(1,649)	(1,688)
Amortization of prior service cost	8	8	16	16
Unrecognized net actuarial loss	109	94	219	181
Net periodic pension cost (credit)	$4	$(54)	$9	$(105)

Net pension cost (credit) is included in “Other income (expense), net” on our condensed consolidated statements of operations. The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 5.7% overall, 8.2% for equities and 5.6% for debt securities.

12. SHAREHOLDERS’ EQUITY (DEFICIT)
Shareholders’ Equity (Deficit)
As of June 30, 2026 there were 4,571,382 shares of our common stock outstanding and 12,000,000 shares authorized at $0.30 par value per share.
As of June 30, 2026 there were 75,000 shares of preferred stock outstanding, designated as Series B Preferred Stock, and we had 500,000 authorized shares at $100.00 par value per share of preferred stock (see Note 13 - Redeemable Preferred Stock for more detail).
Warrants
As of June 30, 2026, the Company had the following warrants issued and outstanding:

Holder	Issuance date	Number of warrants/ shares issuable	Exercise price	Expiration date

APSC Holdco II, LP	12/18/2020, 11/9/2021, 12/8/2021	500,000	$15.00	12/8/2028
Corre and affiliates	12/8/2021	500,000	$15.00	12/8/2028
Stellex Holder:
Tranche A	9/11/2025	982,371	$23.00	9/11/2035
Tranche B	9/11/2025	470,889	$50.00	9/11/2035
Total warrants		2,453,260

Accumulated Other Comprehensive Loss
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity (deficit) is as follows (in thousands):

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(25,452)	$(11,148)	$(193)	$(36,793)	$(33,249)	$(10,951)	$71	$(44,129)
Other comprehensive income (loss)	(2,426)	235	(102)	(2,293)	9,027	197	(152)	9,072
Balance, end of period	$(27,878)	$(10,913)	$(295)	$(39,086)	$(24,222)	$(10,754)	$(81)	$(35,057)

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

During the six months ended June 30, 2026, the Company accrued a 10.5% paid-in-kind (PIK) dividend on the outstanding Series B Preferred Stock. The dividend was non-cash and was settled by increasing the carrying value of the preferred stock. The accrued PIK dividend totaled $4.2 million for the period, equivalent to $55 per share of redeemable preferred stock.

The following table presents the change in carrying value of the redeemable preferred stock during the period ended June 30, 2026 (in thousands):

Balance at December 31, 2025	$51,951
Additions	7
Accrued paid-in-kind dividend	4,151
Accrued paid-in-kind commitment fees	151
Accretion to redemption value	1,578
Balance at June 30, 2026	$57,838

For further information regarding the terms, classification, fair value allocation, and accretion accounting for the Series B Preferred Stock and warrants, refer to Note 16 - Redeemable Preferred Stock in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

14. COMMITMENTS AND CONTINGENCIES

As of June 30, 2026, the Company continues to assess potential loss contingencies, including legal proceedings and government compliance matters, in consultation with legal counsel. Liabilities are accrued when it is probable that a material loss has been incurred and the amount can be reasonably estimated; otherwise, the nature and possible range of loss are disclosed if reasonably possible.

During the quarter ended June 30, 2026, the Company remained involved in the Kelli Most litigation, a wrongful death case that was previously subject to a $222 million judgment, which was subsequently vacated and dismissed in Texas. The plaintiff has since refiled the case in federal court in Kansas. Based on an updated assessment of the case under Kansas jurisdiction, the Company has accrued a $10.0 million liability as of June 30, 2026, which is fully offset by a receivable from the Company’s insurance providers. All insurance retentions and deductibles have been met, and the Company expects that any further claims will be fully funded by its insurance policies.

In total, the Company has accrued approximately $11.0 million for this and other matters as of June 30, 2026. Management, after consultation with legal counsel, believes that the resolution of these matters, as well as other routine legal proceedings, will not have a material adverse effect on the Company’s condensed consolidated financial statements.

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
As of January 1, 2026, service type Emission Control Services, previously included within the MS segment, was moved to the IHT segment. This change by the Company to the composition of its reportable segments was completed to better align with how the CODM evaluates segment performance. Prior period segment information was recast to conform to the current period presentation. The recasting of the prior period segment information did not have any impact on the Company’s previously reported consolidated revenue or consolidated adjusted EBITDA. The impact of this change for the three months ended June 30, 2025 was to decrease previously reported revenue and adjusted EBITDA for the MS segment with a similar increase to the IHT segment by approximately $7.8 million and $2.2 million, respectively. The impact of the change for the six months ended June 30, 2025 was to decrease previously reported revenue and adjusted EBITDA for the MS segment with a similar increase to the IHT segment by approximately $15.2 million and $4.2 million, respectively.
Segment data for our two operating segments are as follows (in thousands):

	Three Months Ended June 30, 2026
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$131,283	$97,395	$228,678
Adjusted operating expenses[1]	99,221	71,971	171,192
Adjusted selling, general and administrative expenses[2]	14,942	19,304	34,246
Adjusted EBITDA	$17,120	$6,120	$23,240

	Three Months Ended June 30, 2025
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$138,222	$109,804	$248,026
Adjusted operating expenses[1]	100,642	76,118	176,760
Adjusted selling, general and administrative expenses[2]	15,905	20,885	36,790
Adjusted EBITDA	$21,675	$12,801	$34,476

	Six Months Ended June 30, 2026
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$254,674	$189,060	$443,734
Adjusted operating expenses[1]	192,232	140,769	333,001
Adjusted selling, general and administrative expenses[2]	30,035	39,616	69,651
Adjusted EBITDA	$32,407	$8,675	$41,082

	Six Months Ended June 30, 2025
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$251,843	$194,838	$446,681
Adjusted operating expenses[1]	185,696	139,311	325,007
Adjusted selling, general and administrative expenses[2]	30,810	41,270	72,080
Adjusted EBITDA	$35,337	$14,257	$49,594

_____________
1    Represent operating expenses including direct depreciation and amortization but excluding severance cost.
2    Represent segment selling, general and administrative expenses excluding noncash share-based compensation, professional, legal and other non-recurring costs.

Reconciliation of segment adjusted EBITDA to consolidated loss before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
IHT	$17,120	$21,675	$32,407	$35,337
MS	6,120	12,801	8,675	14,257
Segment adjusted EBITDA	23,240	34,476	41,082	49,594
Segment depreciation and amortization	(7,109)	(7,183)	(14,222)	(14,270)
Segment professional fees, severance and other	(490)	(1,376)	(1,790)	(1,825)
Corporate and shared support cost	(13,468)	(13,814)	(26,268)	(27,399)
Consolidated operating income (loss)	2,173	12,103	(1,198)	6,100
Interest expense	(9,280)	(11,896)	(18,162)	(23,332)
Loss on debt extinguishment	—	—	—	(11,853)
Other income/(expense)	193	(3,490)	1,118	(3,694)
Loss before income taxes	$(6,914)	$(3,283)	$(18,242)	$(32,779)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$1,397	$1,671	$2,829	$3,129
MS	1,859	1,277	2,912	1,944
Corporate and shared support services	77	304	291	318
Total capital expenditures	$3,333	$3,252	$6,032	$5,391
____________
1    Excludes finance leases. Totals may vary from amounts presented in the consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$3,396	$2,898	$6,712	$5,714
MS	3,713	4,285	7,510	8,556
Corporate and shared support services	1,357	1,344	2,697	2,659
Total depreciation and amortization	$8,466	$8,527	$16,919	$16,929
Separate measures of our assets by operating segment are not produced or utilized by our CODM to evaluate segment performance.

16. RELATED PARTY TRANSACTIONS
In connection with the Company’s debt obligations, the Company engaged in transactions with Corre and affiliates to provide and/or repay funding as described in Note 10 - Debt.
In connection with the issuance of Series B Preferred Stock on September 11, 2025, the Company entered into a Purchase Agreement with the Stellex Holder, see Note 13 - Redeemable Preferred Stock for further details. On the same date, the Stellex Holder acquired $10.0 million of the Company’s outstanding loan under the 2025 Second Lien Term Loan Agreement. The terms of the loan remain unchanged following the acquisition.
In September 2025, $15.0 million of the Company’s outstanding loan under the 2025 Second Lien Term Loan Agreement was acquired by JFL Credit Opportunities Fund II, L.P. and affiliates, in which one of the Company’s independent directors is an equity partner. The terms of the loan remain unchanged.

17. SUBSEQUENT EVENTS
As of August 10, 2026, the filing date of this Quarterly Report on Form 10-Q, management evaluated the existence of events occurring subsequent to the quarter ended June 30, 2026 and determined that there were no events or transactions that would have a material impact on the Company’s results of operations or financial position.

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
IHT provides conventional and advanced non-destructive testing services primarily for the process, pipeline and power sectors, pipeline integrity management services, emissions control and compliance and field heat-treating services, as well as associated engineering and condition assessment services. These services can be offered while facilities are running (onstream), during facility turnarounds or during new construction or expansion activities. In addition, IHT provides comprehensive non-destructive testing services and metallurgical and chemical processing services to the aerospace and other industries covering a range of components including finished machined and in-service components. IHT also provides advanced digital imaging including remote digital video imaging.
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

Results of Operations
The following is a comparison of our results of operations for the three and six months ended June 30, 2026 to the three and six months ended June 30, 2025.
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following is a comparison of our results of operations for the three months ended June 30, 2026 to the three months ended June 30, 2025 (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2026	2025	$	%
	(unaudited)	(unaudited)
Revenues by business segment[1]:
IHT	$131,283	$138,222	$(6,939)	(5.0)%
MS	97,395	109,804	(12,409)	(11.3)%
Total revenues	$228,678	$248,026	$(19,348)	(7.8)%
Operating income (loss)[1]:
IHT	$13,334	$17,965	$(4,631)	(25.8)%
MS	2,307	7,952	(5,645)	(71.0)%
Corporate and shared support services	(13,468)	(13,814)	346	2.5%
Total operating income	$2,173	$12,103	$(9,930)	(82.0)%

Interest expense, net	$(9,280)	$(11,896)	$2,616	22.0%
Other income (expense), net	193	(3,490)	3,683	105.5%
Loss before income taxes	$(6,914)	$(3,283)	$(3,631)	(110.6)%
Benefit (provision) for income taxes	102	(983)	1,085	110.4%
Net loss	$(6,812)	$(4,266)	$(2,546)	(59.7)%
1 As of January 1, 2026, ECS, previously included in the MS segment, was moved to the IHT segment, refer to Note 15 - Segment Disclosures for more information.
Revenues. Total revenues decreased by $19.3 million, or 7.8%, compared to the prior year period, partially offset by a favorable foreign exchange impact of $1.0 million. IHT segment revenue decreased by $6.9 million, or 5.0%, in comparison to the prior year period. This decrease was primarily driven by lower turnaround activity in the U.S. and Canada, which accounted for decreases of $5.0 million and $2.6 million, respectively, partially offset by a $0.7 million increase across other international regions. MS segment revenue decreased by $12.4 million, or 11.3%, relative to the prior year period, reflecting lower turnaround and project activities across all the operating regions.

Operating income (loss). Overall operating income totaled $2.2 million in the 2026 period, representing a decline of $9.9 million, or 82.0%, relative to operating income of $12.1 million in the prior year period, driven primarily by a reduction in revenue. IHT reported a decrease in operating income of $4.6 million, or 25.8%, in comparison to the prior year period, driven by unfavorable project mix impacting margins and higher benefit costs. MS reported a decrease in operating income of $5.6 million, or 71.0%, in comparison to the prior year period, driven by lower activity levels across all the segment’s operating regions. The decrease in operating income was further driven by unfavorable project mix impacting margins and higher benefit costs. Corporate operating loss improved by $0.3 million compared to the prior year period, attributable primarily to reduced professional services and legal costs, partially offset by higher personnel costs including severance charges in the current period.

For the three months ended June 30, 2026 and 2025, operating income includes net expenses totaling $1.8 million and $3.5 million, respectively, that we do not believe are indicative of our core operating activities, as detailed in the table below (in thousands):

	Three Months Ended June 30,
	2026	2025
	(unaudited)	(unaudited)
Operating income	$2,173	$12,103
Professional fees and other	686	2,301
Legal costs and litigation reserves	—	799
Severance charges	1,129	375
Total non-core items	1,815	3,475
Operating income, excluding non-core items	$3,988	$15,578
Excluding the impact of these identified non-core items in both periods, operating income decreased by $11.6 million from $15.6 million in the three months ended June 30, 2025 to $4.0 million in the three months ended June 30, 2026. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense decreased by $2.6 million compared to the prior year period. The decrease was primarily attributable to lower interest expense on the Second Lien Term Loan following a partial paydown in September 2025 using a potion of the proceeds from the issuance of preferred stock, as well as reduced interest rates on the ABL Credit Facility and First Lien Term Loan, also effective September 2025.
Cash interest paid during the quarter ended June 30, 2026 and 2025 was $5.5 million and $3.9 million, respectively.
Other income (expense), net. The favorable change in other income (expense) was primarily attributable to a foreign currency gain of $3.9 million.

Taxes. The benefit for income tax was $0.1 million on the pre-tax loss of $6.9 million in the current year quarter, compared to a $1.0 million income tax provision on a pre-tax loss of $3.3 million in the prior year quarter. The effective tax rate, inclusive of discrete items, was 1.5% for the three months ended June 30, 2026, compared to 29.9% for the three months ended June 30, 2025. The effective tax rate differs from the prior year period due to changes in the valuation allowance.

Results of Operations

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following is a comparison of our results of operations for the six months ended June 30, 2026 to the six months ended June 30, 2025 (in thousands).

	Six Months Ended June 30,		Favorable (Unfavorable)
	2026	2025	$	%
	(unaudited)	(unaudited)
Revenues by business segment[1]:
IHT	$254,674	$251,843	$2,831	1.1%
MS	189,060	194,838	(5,778)	(3.0)%
Total revenues	$443,734	$446,681	$(2,947)	(0.7)%
Operating income (loss)[1]:
IHT	$24,251	$28,696	$(4,445)	(15.5)%
MS	819	4,803	(3,984)	(82.9)%
Corporate and shared support services	(26,268)	(27,399)	1,131	4.1%
Total operating income (loss)	$(1,198)	$6,100	$(7,298)	(119.6)%

Interest expense, net	$(18,162)	$(23,332)	$5,170	22.2%
Loss on debt extinguishment	—	(11,853)	11,853	NM
Other income (expense), net	1,118	(3,694)	4,812	130.3%
Loss before income taxes	$(18,242)	$(32,779)	$14,537	44.3%
Benefit (provision) for income taxes	97	(1,205)	1,302	108.0%
Net loss	$(18,145)	$(33,984)	$15,839	46.6%

1 As of January 1, 2026, ECS, previously included in the MS segment, was moved to the IHT segment, refer to Note 15 - Segment Disclosures for more information.
NM - not meaningful
Revenues. Total revenues decreased by $2.9 million, or 0.7%, compared to the prior year period, and were favorably impacted by $4.2 million attributable to foreign exchange rate movements. IHT segment revenue increased by $2.8 million, or 1.1%, in comparison to the prior year period, driven primarily by a $1.4 million increase in U.S. revenue attributable to higher turnaround and capital projects activities experienced in the first quarter, as well as a $1.8 million increase resulting from year-over-year growth in callout and turnaround activities across other international regions, partially offset by a $0.4 million decrease in Canada. MS segment revenue decreased by $5.8 million, or 3.0%, relative to the prior year period, attributable primarily to lower turnaround and project activities throughout the segment’s operating regions.

Operating income (loss). Overall operating loss totaled $1.2 million in the 2026 period, representing a decline of $7.3 million, or 119.6%, compared to operating income of $6.1 million in the prior year period, driven primarily by a reduction in revenue. IHT segment reported a decrease in operating income of $4.4 million, or 15.5%, in comparison to the prior year period, driven by unfavorable project mix impacting margins and higher benefit costs. MS segment operating income decreased by $4.0 million, or 82.9%, compared to the prior year period, driven primarily by reduced revenue across the segment’s operating regions, as well as unfavorable project mix impacting margins and higher benefit costs. Corporate operating loss improved by $1.1 million compared to the prior year period, attributable primarily to reduced legal and professional services costs, partially offset by higher personnel costs, including severance charges, and non-cash share-based compensation costs in the current period.

For the six months ended June 30, 2026 and 2025, operating income (loss) includes net expenses totaling $3.5 million and $6.4 million, respectively, that we do not believe are indicative of our core operating activities, as detailed in the table below (in thousands):

	Six Months Ended June 30,
	2026	2025
	(unaudited)	(unaudited)
Operating income (loss)	$(1,198)	$6,100
Professional fees and other	2,292	4,308
Legal costs (refunds) and litigation reserves	(1,560)	1,289
Severance charges	2,758	842
Total non-core expenses	3,490	6,439
Operating income, excluding non-core expenses	$2,292	$12,539
Excluding the impact of these identified non-core items in both periods, operating income decreased year over year by $10.2 million, from $12.5 million to $2.3 million. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense, net decreased by $5.2 million for the six months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to the refinancing completed in March 2025, in which we replaced our existing credit facilities with new facilities at lower interest rates, as well as lower interest expense on the Second Lien Term Loan following a partial paydown in September 2025 using a potion of the proceeds from the issuance of preferred stock and the related reduction in interest rates on the ABL Credit Facility and First Lien Term Loan, also effective September 2025.
Cash interest paid for the six months ended June 30, 2026 and 2025 was $8.0 million and $12.8 million, respectively.

Loss on debt extinguishment. In March 2025, we completed refinancing transactions that resulted in the repayment of our existing loans. As a result, we recognized a loss on debt extinguishment of $11.9 million which included the write-off of unamortized debt issuance costs.
Other income (expense), net. The overall change of $4.8 million in other income (expense), net, was primarily attributable to foreign currency transaction gains of $5.0 million, reflecting the favorable impact of U.S. dollar strengthening against the currencies of our international operations.
Taxes. The benefit for income tax was $0.1 million on the pre-tax loss of $18.2 million in the current year period compared to income tax provision of $1.2 million on the pre-tax loss of $32.8 million in the prior year period. The effective tax rate was 0.5% for the six months ended June 30, 2026, compared to 3.7% for the six months ended June 30, 2025. The effective tax rate differs from the prior year period due to changes in the valuation allowance.

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
The following tables set forth the reconciliation of adjusted net income (loss), EBIT and EBITDA to their most comparable U.S. GAAP financial measurements on a consolidated and segmented basis:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted Net Loss:
Net loss	$(6,812)	$(4,266)	$(18,145)	$(33,984)
Professional fees and other[1]	686	2,301	2,292	4,308
Write-off of assets	167	—	167	45
Legal costs and litigation reserves (refunds)	—	799	(1,560)	1,289
Severance charges[2]	1,129	375	2,758	842
Loss on debt extinguishment	—	—	—	11,853
Tax impact of adjustments and other net tax items	(88)	(90)	(134)	(103)
Adjusted Net Loss	$(4,918)	$(881)	$(14,622)	$(15,750)
Dividend and accretion to redemption value on redeemable preferred stock	(3,006)	—	(5,880)	—
Adjusted Net Loss attributable to common shareholders	$(7,924)	$(881)	$(20,502)	$(15,750)
Adjusted Net Loss per common share:
Basic and Diluted	$(1.73)	$(0.20)	$(4.49)	$(3.50)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(6,812)	$(4,266)	$(18,145)	$(33,984)
(Benefit) provision for income taxes	(102)	983	(97)	1,205
Loss (gain) on equipment sale	9	—	(4)	5
Interest expense, net	9,280	11,896	18,162	23,332
Professional fees and other[1]	686	2,301	2,292	4,308
Write-off of assets	167	—	167	45
Legal costs and litigation reserves (refunds)	—	799	(1,560)	1,289
Severance charges[2]	1,129	375	2,758	842
Foreign currency loss (gain)	(373)	3,544	(1,290)	3,749
Pension cost (credit)[3]	4	(54)	9	(105)
Loss on debt extinguishment	—	—	—	11,853
Consolidated Adjusted EBIT	3,988	15,578	2,292	12,539
Depreciation and amortization	8,466	8,527	16,919	16,929
Non-cash share-based compensation cost	312	366	1,266	313
Consolidated Adjusted EBITDA	$12,766	$24,471	$20,477	$29,781

Free Cash Flow:
Cash provided by (used in) operating activities	$680	$(3,344)	$(8,415)	$(32,005)
Capital expenditures	(3,982)	(2,910)	(6,406)	(4,316)
Free Cash Flow	$(3,302)	$(6,254)	$(14,821)	$(36,321)
____________________________________

1    For the three and six months ended June 30, 2026, professional fees and other included $0.7 million and $2.3 million, respectively, related to executive search and third party support costs. For the three and six months ended June 30, 2025, professional fees and other included $2.3 million and $3.0 million, respectively, related to executive search and third party support costs, and for the six months ended June 30, 2025, professional fees and other included $1.3 million related to debt financing.
2    For the three and six months ended June 30, 2026, severance charges included $0.6 million and $2.1 million related to customary severance costs associated with executive departures.
3    Represents pension cost (credit) for the U.K. pension plan based on the difference between the expected return on plan assets and the amount of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date.

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Segment Adjusted EBIT and Adjusted EBITDA:

IHT[4]
Operating income	$13,334	$17,965	$24,251	$28,696
Professional fees and other[1]	—	750	1,054	750
Severance charges	390	62	390	177
Adjusted EBIT	13,724	18,777	25,695	29,623
Depreciation and amortization	3,396	2,898	6,712	5,714
Adjusted EBITDA	$17,120	$21,675	$32,407	$35,337

MS4
Operating income	$2,307	$7,952	$819	$4,803
Professional fees and other[1]	—	—	69	—
Legal costs and litigation reserves	—	251	—	251
Severance charges	100	313	277	647
Adjusted EBIT	2,407	8,516	1,165	5,701
Depreciation and amortization	3,713	4,285	7,510	8,556
Adjusted EBITDA	$6,120	$12,801	$8,675	$14,257

Corporate and shared support services
Net loss	$(22,453)	$(30,183)	$(43,215)	$(67,483)
(Benefit) provision for income taxes	(102)	983	(97)	1,205
Loss (gain) on equipment sale	9	—	(4)	5
Interest expense, net	9,280	11,896	18,162	23,332
Foreign currency loss (gain)	(373)	3,544	(1,290)	3,749
Professional fees and other[1]	686	1,551	1,169	3,558
Write-off of assets	167	—	167	45
Legal costs and litigation reserves (refunds)	—	548	(1,560)	1,038
Severance charges[2]	639	—	2,091	18
Pension cost (credit)[3]	4	(54)	9	(105)
Loss on debt extinguishment	—	—	—	11,853
Adjusted EBIT	(12,143)	(11,715)	(24,568)	(22,785)
Depreciation and amortization	1,357	1,344	2,697	2,659
Non-cash share-based compensation cost	312	366	1,266	313
Adjusted EBITDA	$(10,474)	$(10,005)	$(20,605)	$(19,813)

Consolidated Adjusted EBITDA	$12,766	$24,471	$20,477	$29,781
___________________
1    For the three and six months ended June 30, 2026, professional fees and other included $0.7 million and $2.3 million, respectively, related to executive search and third party support costs. For the three and six months ended June 30, 2025, professional fees and other included $2.3 million and $3.0 million, respectively, related to executive search and third party support costs, and for the six months ended June 30, 2025, professional fees and other included $1.3 million related to debt financing.
2    For the three and six months ended June 30, 2026, severance charges included $0.6 million and $2.1 million related to customary severance costs associated with executive departures.
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
As of June 30, 2026, we had approximately $28.9 million of available borrowing capacity under the 2022 ABL Credit Agreement. In connection with the issuance of the Series B Preferred Stock and related warrants, we have access to up to $30.0 million in additional liquidity through September 2027 through a delayed draw mechanism, subject to certain conditions under the Purchase Agreement. Our principal uses of cash and liquidity are for working capital needs, capital expenditures and operations.
As of June 30, 2026, we were in compliance with our debt covenants. Our ability to maintain compliance with the financial covenants contained in our credit agreements is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties, as described elsewhere herein.
As of August 6, 2026, we had consolidated cash and cash equivalents of $6.4 million, excluding $4.0 million of restricted cash used mainly as collateral for letters of credit and commercial card programs, and approximately $48.0 million of undrawn availability under our various credit facilities, resulting in total liquidity of $54.4 million. We also have $30.0 million of Series B Delayed Draw availability as described above.
Refer to Note 10 - Debt for additional information about our debt instruments.

Cash Flows
The following table summarizes cash flows from Operating, Investing and Financing activities (in thousands):

	Six Months Ended June 30,
Cash flows provided by (used in):	2026	2025	Favorable (Unfavorable)
	(unaudited)	(unaudited)
Operating activities	$(8,415)	$(32,005)	$23,590
Investing activities	(6,375)	(4,316)	(2,059)
Financing activities	22,724	21,161	1,563
Effect of exchange rate changes on cash	(95)	324	(419)
Net change in cash and cash equivalents	$7,839	$(14,836)	$22,675

Cash and cash equivalents. Our cash and cash equivalents as of June 30, 2026 totaled $26.0 million, consisting of $22.3 million of unrestricted cash, and $3.7 million of restricted cash. International cash balances as of June 30, 2026 were $4.6 million, and approximately $0.7 million of such cash is restricted.
As of December 31, 2025, our cash and cash equivalents were $18.1 million, consisting of $14.1 million of unrestricted cash and $4.0 million of restricted cash. International cash balances as of December 31, 2025 were $4.4 million, and approximately $1.2 million of such cash was restricted.
Our total debt and finance obligations were $326.3 million, of which $4.1 million was classified as current at June 30, 2026, compared to total debt of $297.2 million at December 31, 2025.
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
For the six months ended June 30, 2026, net cash used in operating activities totaled $8.4 million, reflecting an improvement of $23.6 million relative to $32.0 million in the 2025 period. During the six months ended June 30, 2026, changes in working capital items utilized $12.7 million, representing a favorable variance of $27.3 million in comparison to the $40.0 million utilized by working capital in the corresponding 2025 period. This favorable variance is attributable to reduction in accounts receivable resulting from fluctuations in activity levels, as well as reduction in other accrued liabilities arising primarily from timing of payroll payments during the period.
Cash flows attributable to our investing activities. For the six months ended June 30, 2026, net cash used in investing activities consisted primarily of capital expenditures of $6.4 million as compared to $4.3 million for the six months ended June 30, 2025.
Cash flows attributable to our financing activities. For the six months ended June 30, 2026, net cash provided by financing activities was $22.7 million, consisting primarily of the net borrowings under the Revolving Credit Loans of $24.7 million, partially offset by the principal payments under the First Lien Term Loan and equipment financing loans.
For the six months ended June 30, 2025, net cash used in financing activities was $21.2 million, consisting primarily of borrowings under the First Lien Term Loan of $175.0 million and the net borrowings under the Revolving Credit Loans of $20.0 million. These inflows were partially offset by the payments of the total outstanding balances under the Corre Delayed Draw Term Loan, Corre Incremental Term Loan and ME/RE Loans, and a partial paydown of the Corre Uptiered Loan. In addition, we paid $8.9 million of debt issuance costs for the debt refinancing transactions executed with our existing and new lenders at March 12, 2025.
Effect of exchange rate changes on cash and cash equivalents. For the six months ended June 30, 2026 and 2025, the effect of foreign exchange rate changes on cash was $0.1 million and $0.3 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in U.S. Dollar exchange rate against the Euro, the British Pound, the Canadian Dollar and the Brazil Real.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. See Note 10 - Debt in this Quarterly Report on Form 10-Q and Note 11 - Debt in our Annual Report on Form 10-K for additional details of our off-balance sheet arrangements.

Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2026.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item 3.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the CEO and CFO have concluded as of June 30, 2026, that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the requisite time periods.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2026.

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
Insider Trading Arrangements. During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” (each as defined in Item 408(a) of Regulation S-K under the Exchange Act).

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

10.1†
Letter Agreement re Offer of Employment, dated June 3, 2026, between Clinton Roeder and Team, Inc. (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on June 23, 2026, incorporated by reference herein).

10.2†
Severance Agreement and Release, dated as of June 22, 2026, by and between Nelson Haight and Team, Inc. (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on June 23, 2026, incorporated by reference herein).

10.3†
Amendment No. 1 to the Team, Inc. Second Amended and Restated 2018 Equity Incentive Plan (filed as Exhibit 4.9 to Team, Inc.’s Registration Statement on Form S-8, (File No. 333-296709), filed on June 11, 2026, incorporated by reference herein).

10.4†	Form of Executive Restricted Stock Unit Award Agreement under the Team, Inc. 2018 Equity Incentive Plan.

10.5†	Form of Performance Unit Award Agreement under the Team, Inc. 2018 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit Number	Description

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TEAM, INC. (Registrant)

Date: August 10, 2026	/S/ Gary L. Hill
Gary L. Hill Chief Executive Officer (Principal Executive Officer)

/S/ Clinton W. Roeder
Clinton W. Roeder Chief Financial Officer (Principal Financial Officer)

/S/ Matthew E. Acosta
Matthew E. Acosta Vice President, Chief Accounting Officer (Principal Accounting Officer)