Form 10-Q
period 2026-09-30
TEAM INC
filed 2026-11-12
CIK 318833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The Registrant had 4,609,901 shares of common stock, par value $0.30, outstanding as of November 10, 2026.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$11,010	$18,145
Accounts receivable, net of allowance of $4,654 and $4,585, respectively	195,331	177,884
Inventory	41,509	41,384
Income tax receivable	272	1,042
Prepaid expenses and other current assets	30,076	27,950
Total current assets	278,198	266,405
Property, plant and equipment, net	103,749	110,628
Intangible assets, net	28,580	37,849
Operating lease right-of-use assets	47,101	49,849
Defined benefit pension asset	5,403	5,144
Other assets	13,511	14,044
Deferred tax asset	2,999	1,534
Total assets	$479,541	$485,453
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt and finance lease obligations	$4,132	$3,858
Current portion of operating lease obligations	16,833	16,476
Accounts payable	37,704	42,010
Other accrued liabilities	65,139	56,724
Income tax payable	2,783	987
Total current liabilities	126,591	120,055
Long-term debt and finance lease obligations	314,933	293,343
Operating lease obligations	32,590	35,910
Deferred tax liabilities	4,504	4,984
Other long-term liabilities	3,869	3,691
Total liabilities	482,487	457,983
Commitments and contingencies
Redeemable preferred stock, par value $100.00 per share, 75,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	60,980	51,951
Shareholders’ equity (deficit):
Preferred stock, 500,000 shares authorized, 75,000 shares (included in redeemable preferred stock) issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.30 per share, 12,000,000 shares authorized; 4,583,209 and 4,532,240 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,375	1,360
Additional paid-in capital	467,484	475,829
Accumulated deficit	(494,090)	(464,877)
Accumulated other comprehensive loss	(38,695)	(36,793)
Total shareholders’ equity (deficit)	(63,926)	(24,481)
Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$479,541	$485,453

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues	$220,369	$224,976	$664,103	$671,657
Operating expenses	161,627	163,648	494,827	488,760
Depreciation and amortization	2,974	3,284	8,957	9,498
Gross margin	55,768	58,044	160,319	173,399
Selling, general and administrative expenses	50,698	51,239	145,511	149,779
Depreciation and amortization	5,541	5,463	16,477	16,178
Operating (loss) income	(471)	1,342	(1,669)	7,442
Interest expense, net	(9,809)	(11,855)	(27,971)	(35,187)
Loss on debt extinguishment	—	(1,283)	—	(13,136)
Other (expense) income, net	(194)	1,298	924	(2,396)
Loss before income taxes	(10,474)	(10,498)	(28,716)	(43,277)
Provision for income taxes	(594)	(949)	(497)	(2,154)
Net loss	$(11,068)	$(11,447)	$(29,213)	$(45,431)
Dividend and accretion to redemption value on redeemable preferred stock	(3,142)	(610)	(9,022)	(610)
Net loss attributable to common shareholders	$(14,210)	$(12,057)	$(38,235)	$(46,041)

Loss per common share:
Basic and diluted	$(3.10)	$(2.68)	$(8.36)	$(10.24)

Weighted-average number of shares outstanding:
Basic and diluted	4,581	4,499	4,571	4,495

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net loss	$(11,068)	$(11,447)	$(29,213)	$(45,431)
Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	299	(2,073)	(2,127)	6,954
Defined benefit pension plans:
Amortization of prior service cost	9	9	25	25
Amortization of net actuarial loss	109	93	328	274
Other comprehensive income (loss) before tax	417	(1,971)	(1,774)	7,253
Tax provision attributable to other comprehensive income (loss)	(26)	4	(128)	(148)
Other comprehensive income (loss), net of tax	391	(1,967)	(1,902)	7,105
Total comprehensive loss	$(10,677)	$(13,414)	$(31,115)	$(38,326)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’Equity (Deficit)
	Shares		Amount

Balance at December 31, 2025	4,532		$1,360	$475,829	$(464,877)	$(36,793)	$(24,481)
Net loss	—		—	—	(11,333)	—	(11,333)
Dividend and accretion to redemption value on redeemable preferred stock	—		—	(2,874)	—	—	(2,874)
Net settlement of vested stock awards	39		11	(179)	—	—	(168)
Foreign currency translation adjustment, net of tax	—		—	—	—	(1,635)	(1,635)
Defined benefit pension plans, net of tax	—		—	—	—	118	118
Non-cash compensation	—		—	954	—	—	954
Balance at March 31, 2026	4,571		$1,371	$473,730	$(476,210)	$(38,310)	$(39,419)
Net loss	—		—	—	(6,812)	—	(6,812)
Dividend and accretion to redemption value on redeemable preferred stock	—		—	(3,006)	—	—	(3,006)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(893)	(893)
Defined benefit pension plans, net of tax	—	—	—	—	—	117	117
Non-cash compensation	—	—	—	312	—	—	312
Balance at June 30, 2026	4,571		$1,371	$471,036	$(483,022)	$(39,086)	$(49,701)
Net loss	—		—	—	(11,068)	—	(11,068)
Dividend and accretion to redemption value on redeemable preferred stock	—		—	(3,142)	—	—	(3,142)
Net settlement of vested stock awards	12		4	(117)	—	—	(113)
Foreign currency translation adjustment, net of tax	—		—	—	—	273	273
Defined benefit pension plans, net of tax	—		—	—	—	118	118
Non-cash compensation	—		—	(293)	—	—	(293)
Balance at September 30, 2026	4,583		$1,375	$467,484	$(494,090)	$(38,695)	$(63,926)

Balance at December 31, 2024	4,493		$1,348	$460,186	$(415,667)	$(44,129)	$1,738
Net loss	—		—	—	(29,718)	—	(29,718)
Foreign currency translation adjustment, net of tax	—		—	—	—	1,971	1,971
Defined benefit pension plans, net of tax	—		—	—	—	95	95
Non-cash compensation	—		—	(53)	—	—	(53)
Balance at March 31, 2025	4,493		$1,348	$460,133	$(445,385)	$(42,063)	$(25,967)
Net loss	—		—	—	(4,266)	—	(4,266)
Net settlement of vested stock awards	6		2	(65)	—	—	(63)
Foreign currency translation adjustment, net of tax	—		—	—	—	6,904	6,904
Defined benefit pension plans, net of tax	—		—	—	—	102	102
Non-cash compensation	—		—	366	—	—	366
Balance at June 30, 2025	4,499		$1,350	$460,434	$(449,651)	$(35,057)	$(22,924)
Net loss					(11,447)		(11,447)
Net settlement of vested stock awards	—		—	(1)	—	—	(1)
Dividend and accretion to redemption value on redeemable preferred stock	—		—	(610)	—	—	(610)
Issuance of warrants in connection with Series B Transactions	—		—	18,943	—	—	18,943
Foreign currency translation adjustment, net of tax	—		—	—	—	(2,069)	(2,069)
Defined benefit pension plans, net of tax	—		—	—	—	102	102
Non-cash compensation				353			353
Balance at September 30, 2025	4,499		$1,350	$479,119	$(461,098)	$(37,024)	$(17,653)

See accompanying notes to unaudited condensed consolidated financial statements.

TEAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(29,213)	$(45,431)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,434	25,676
Loss on debt extinguishment	—	13,136
Amortization of debt issuance costs, debt discounts, and deferred financing costs	3,434	3,939
Paid-in-kind (“PIK”) interest	6,653	8,554
Allowance for credit losses	678	1,892
Foreign currency loss (gain)	(864)	2,613
Deferred income taxes	(2,088)	(494)
Non-cash compensation cost	973	665
Other, net	(143)	(247)
Changes in operating assets and liabilities:
Accounts receivable	(19,277)	(19,935)
Inventory	(168)	(2,723)
Prepaid expenses and other assets	(5,135)	(2,376)
Accounts payable	(3,516)	(5,666)
Other accrued liabilities	9,008	(7,894)
Income taxes	2,589	169
Net cash used in operating activities	(11,635)	(28,122)
Cash flows from investing activities:
Capital expenditures	(8,966)	(7,155)
Proceeds from disposal of assets	1,701	82
Net cash used in investing activities	(7,265)	(7,073)
Cash flows from financing activities:
Borrowings under Revolving Credit Loans	222,500	107,500
Payments under Revolving Credit Loans	(207,300)	(117,518)
Payments under Corre Delayed Draw Term Loan	—	(35,700)
Payments under Corre Uptiered Loan	—	(55,894)
Borrowings under First Lien Term Loan	—	175,000
Payments under First Lien Term Loan	(1,312)	(875)
Payments under 2025 Second Lien Term Loan	—	(41,803)
Payments under ME/RE Loans	—	(23,427)
Payments under Corre Incremental Term Loan	—	(48,015)
Payments for debt issuance costs	—	(11,412)
Proceeds from issuance of Series B Preferred Stock and warrants	—	75,000
Issuance cost related to Series B Preferred Stock and warrants	—	(7,023)
Other	(1,984)	(1,657)
Net cash provided by financing activities	11,904	14,176
Effect of exchange rate changes on cash	(139)	286
Net decrease in cash and cash equivalents	(7,135)	(20,733)
Cash and cash equivalents at beginning of period	18,145	35,545
Cash and cash equivalents at end of period	$11,010	$14,812
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

Basis of Presentation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain disclosures have been condensed or omitted from the interim financial statements included in this report. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC (“Annual Report on Form 10-K”).

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
Significant Accounting Policies. Our significant accounting policies are disclosed in Note 1 - Summary of Significant Accounting Policies and Practices in our Annual Report on Form 10-K. On an ongoing basis, we evaluate estimates and assumptions used in the preparation of our financial statements, including those related to revenue recognition, legal contingencies, and long-lived assets. Since the date of our Annual Report on Form 10-K, there have been no material changes to our significant accounting policies.
Newly Adopted Accounting Standards. Effective January 1, 2026, the Company adopted ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The Company elected the practical expedient permitting it to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.
Accounting Standards Not Yet Adopted. In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. ASU 2026-01 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact that adoption of ASU 2026-01 may have on its consolidated financial statements.

2. REVENUE
Disaggregation of revenue. Essentially all of our revenues are associated with contracts with customers. A disaggregation of our revenue from customer contracts by geographic region, by reportable operating segment and by service type is presented below:
Revenue by geographic area (in thousands):

	Three Months Ended September 30, 2026
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue[1]:
IHT	$111,469	$11,690	$3,904	$127,063
MS	51,546	7,442	34,318	93,306
Total	$163,015	$19,132	$38,222	$220,369

	Three Months Ended September 30, 2025
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue[1]:
IHT	$107,904	$10,525	$3,879	$122,308
MS	62,597	8,656	31,415	102,668
Total	$170,501	$19,181	$35,294	$224,976

	Nine Months Ended September 30, 2026
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue[1]:
IHT	$336,571	$33,470	$11,696	$381,737
MS	164,726	22,206	95,434	282,366
Total	$501,297	$55,676	$107,130	$664,103

	Nine Months Ended September 30, 2025
	(unaudited)
	United States	Canada	Other Countries	Total
Revenue[1]:
IHT	$331,520	$32,749	$9,882	$374,151
MS	180,641	24,063	92,802	297,506
Total	$512,161	$56,812	$102,684	$671,657
1 As of January 1, 2026, Emission Control Services (ECS), previously included in the MS segment, was moved to the IHT segment, refer to Note 15 - Segment Disclosures for more information.

Revenue by operating segment and service type (in thousands):

	Three Months Ended September 30, 2026
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat-Treating	Other	Total
Revenue[1]:
IHT	$112,257	$3	$11,646	$3,157	$127,063
MS	—	92,274	79	953	93,306
Total	$112,257	$92,277	$11,725	$4,110	$220,369

	Three Months Ended September 30, 2025
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat-Treating	Other	Total
Revenue[1]:
IHT	$103,315	$—	$15,663	$3,330	$122,308
MS	—	95,289	77	7,302	102,668
Total	$103,315	$95,289	$15,740	$10,632	$224,976

	Nine Months Ended September 30, 2026
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat-Treating	Other	Total
Revenue[1]:
IHT	$330,586	$22	$42,160	$8,969	$381,737
MS	—	279,152	584	2,630	282,366
Total	$330,586	$279,174	$42,744	$11,599	$664,103

	Nine Months Ended September 30, 2025
	(unaudited)
	Non-Destructive Evaluation and Testing Services	Repair and Maintenance Services	Heat-Treating	Other	Total
Revenue[1]:
IHT	$310,917	$44	$53,959	$9,231	$374,151
MS	—	288,399	415	8,692	297,506
Total	$310,917	$288,443	$54,374	$17,923	$671,657
1 As of January 1, 2026, ECS, previously included in the MS segment, was moved to the IHT segment, refer to Note 15 - Segment Disclosures for more information.
For additional information on our reportable operating segments, refer to Note 15 - Segment Disclosures.
Remaining performance obligations. As permitted by ASC 606, Revenue from Contracts with Customers, we have elected not to disclose information about remaining performance obligations where (i) the performance obligation is part of a contract that has an original expected duration of one year or less or (ii) when we recognize revenue from the satisfaction of the performance obligation in accordance with the right-to-invoice practical expedient, which permits us to recognize revenue in the amount to which we have a right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. As most of our contracts with customers are short-term in nature and billed on a time and material basis, there were no material amounts of remaining performance obligations as of September 30, 2026 and December 31, 2025.

3. ACCOUNTS RECEIVABLE
A summary of accounts receivable as of September 30, 2026 and December 31, 2025 is as follows (in thousands):

	September 30, 2026	December 31, 2025
	(unaudited)
Trade accounts receivable	$154,594	$143,923
Unbilled revenues	45,391	38,546
Allowance for credit losses	(4,654)	(4,585)
Total	$195,331	$177,884
The following table shows a rollforward of the allowance for credit losses (in thousands):

September 30, 2026
(unaudited)
Balance at beginning of period	$4,585
Provision for expected credit losses	947
Recoveries collected	(248)
Write-offs	(681)
Foreign exchange effects	51
Balance at end of period	$4,654

4. INVENTORY
A summary of inventory as of September 30, 2026 and December 31, 2025 is as follows (in thousands):

	September 30, 2026	December 31, 2025
	(unaudited)
Raw materials	$10,130	$9,781
Work in progress	3,848	3,600
Finished goods	27,531	28,003
Total	$41,509	$41,384

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 is as follows (in thousands):

	September 30, 2026	December 31, 2025
	(unaudited)
Insurance receivable	$10,000	$10,000
Prepaid expenses	16,039	14,039
Other current assets	4,037	3,911
Prepaid expenses and other current assets	$30,076	$27,950
The insurance receivable represents amounts recoverable from our third-party insurance providers for a legal claim that is recorded in other accrued liabilities, refer to Note 8 - Other Accrued Liabilities. Insurance receivables relate to litigation matters that have been settled, or are pending settlement, for which the applicable deductibles have been satisfied. Prepaid expenses primarily consist of prepaid insurance and other expenses paid in advance of the coverage period.

6. PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment as of September 30, 2026 and December 31, 2025 is as follows (in thousands):

	September 30, 2026	December 31, 2025
	(unaudited)
Land	$3,466	$4,006
Buildings and leasehold improvements	60,792	61,868
Machinery and equipment	307,364	304,618
Furniture and fixtures	10,838	11,063
Capitalized ERP system development costs	45,903	45,903
Computers and computer software	20,646	19,945
Automobiles	3,142	3,163
Construction in progress	1,693	2,729
Total	453,844	453,295
Accumulated depreciation and amortization	(350,095)	(342,667)
Property, plant and equipment, net	$103,749	$110,628
Included in the table above are assets under finance leases of $14.2 million and $13.0 million as of September 30, 2026 and December 31, 2025, respectively, and related accumulated amortization of $6.1 million and $4.8 million as of September 30, 2026 and December 31, 2025, respectively. Depreciation expense for the three months ended September 30, 2026 and 2025 was $4.5 million and $4.6 million, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $13.4 million and $14.1 million, respectively.

7. INTANGIBLE ASSETS
A summary of intangible assets as of September 30, 2026 and December 31, 2025 is as follows (in thousands):

	September 30, 2026
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$162,665	$(134,127)	$28,538
Trade names	18,560	(18,518)	42
Technology	2,300	(2,300)	—
Licenses	683	(683)	—
Intangible assets	$184,208	$(155,628)	$28,580

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$162,678	$(125,109)	$37,569
Trade names	19,172	(18,930)	242
Technology	2,300	(2,262)	38
Licenses	683	(683)	—
Intangible assets	$184,833	$(146,984)	$37,849

Amortization expense of intangible assets was $3.0 million and $3.1 million, respectively, for the three months ended September 30, 2026 and 2025. Amortization expense of intangible assets for the nine months ended September 30, 2026 and 2025 was $9.1 million and $9.3 million, respectively. The weighted-average amortization period for intangible assets subject to amortization was 14.1 years and 14.0 years as of September 30, 2026 and December 31, 2025.

8. OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities as of September 30, 2026 and December 31, 2025 is as follows (in thousands):

	September 30, 2026	December 31, 2025
	(unaudited)
Payroll and other compensation expenses	$35,606	$28,647
Legal and professional accruals	13,699	13,502
Property, sales and other non-income related taxes	5,167	5,626
Accrued interest	4,252	1,633
Insurance accruals	2,896	3,782
Volume discounts	1,858	1,938
Other accruals	1,661	1,596
Total	$65,139	$56,724
Payroll and other compensation expenses include all payroll-related accruals, including accrued vacation, severance, and bonuses. Legal and professional accruals include accruals for legal and professional fees, as well as accrued legal claims, refer to Note 14 - Commitments and Contingencies for legal claims information. Certain legal claims are covered by third-party insurance providers, and the related insurance receivable is recorded in prepaid expenses and other current assets, refer to Note 5 - Prepaid Expenses and Other Current Assets. Property, sales and other non-income related taxes include accruals for sales and use taxes, property taxes and other similar taxes. Accrued interest relates to the interest accrued on our long-term debt. Insurance accruals primarily relate to workers compensation costs. Other accruals include various business expense accruals.

9. INCOME TAXES

We recorded a provision of $0.6 million and $0.5 million for the three and nine months ended September 30, 2026, compared to a provision of $0.9 million and $2.2 million for the three and nine months ended September 30, 2025. The effective tax rate, inclusive of discrete items, was 5.7% for the three months ended September 30, 2026, compared to 9.1% for the three months ended September 30, 2025. For the nine months ended September 30, 2026, our effective tax rate, inclusive of discrete items, was 1.7%, compared to 5.0% for the nine months ended September 30, 2025. The decrease in effective tax rate for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 is due to the mix of pretax income in non-valuation allowance jurisdictions and pretax losses in valuation allowance jurisdictions, along with changes in permanent differences.

10. DEBT
As of September 30, 2026 and December 31, 2025, our total long-term debt and finance lease obligations are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
	(unaudited)
2022 ABL Credit Facility	$73,986	$58,786
First Lien Term Loan[1]	165,976	166,241
2025 Second Lien Term Loan[1]	69,280	62,063
Equipment Financing Loans	1,214	1,436
Total	310,456	288,526
Finance lease obligations	8,609	8,675
Total long-term debt and finance lease obligations	319,065	297,201
Current portion of long-term debt and finance lease obligations	(4,132)	(3,858)
Total long-term debt and finance lease obligations, less current portion	$314,933	$293,343
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

The terms of the Revolving Credit Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	10/2/2028
Interest rate	SOFR + applicable margin (or base rate + applicable margin)
Actual interest rate
9/30/2026	7.67%
9/30/2025	8.27%
Interest payments	monthly
Cash paid for interest
YTD 9/30/2026	$3,680
YTD 9/30/2025	$6,012
Principal balance
9/30/2026	$73,986
12/31/2025	$58,786
Unamortized balance of deferred financing cost
9/30/2026	$722
12/31/2025	$991
Available amount at 9/30/2026	$35,361

The 2022 ABL Credit Agreement contains customary conditions to borrowings and covenants, as described in the 2022 ABL Credit Agreement. As of September 30, 2026, we were in compliance with the covenants.

As of September 30, 2026, $8.3 million in letters of credit were issued under the 2022 ABL Credit Agreement. Such amounts remain undrawn and are off-balance sheet.

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

The terms of the Initial First Lien Term Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	3/12/2030
Stated interest rate	SOFR+applicable margin (or base rate+applicable margin)
Principal payments	$438 quarterly
Effective interest rate
9/30/2026	11.86%
9/30/2025	12.70%
Actual interest rate
9/30/2026	10.00%
9/30/2025	10.73%
Interest payments	variable[1]
Cash paid for interest
YTD 9/30/2026	$9,765
YTD 9/30/2025	$8,098
Balances at 9/30/2026
Principal balance	$172,375
Unamortized balance of debt discount and issuance cost	$(6,399)
Net carrying balance	$165,976
Balances at 12/31/2025
Principal balance	$173,688
Unamortized balance of debt discount and issuance cost	$(7,447)
Net carrying balance	$166,241
1    Interest payment dates may be monthly or quarterly based on the Company’s election (subject to availability), adjusted to the nearest business day.
The First Lien Term Loan Agreement contains certain conditions to borrowings, events of default and affirmative and negative covenants as described in the First Lien Term Loan Agreement. As of September 30, 2026, we were in compliance with the covenants.
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
Available funding commitments to the Company under the 2025 Second Lien Term Loan Agreement, subject to certain conditions, included a $107.4 million second lien term loan (the “Second Lien Term Loans”), initially provided by Corre Partners Management, LLC and certain of its affiliates (“Corre and affiliates”), consisting of a $97.4 million term loan tranche (the “2025 Second Lien Term Loans”) and a $10.0 million delayed draw term loan tranche (the “Second Lien Delayed Draw Term Loans”). The amount currently outstanding under the 2025 Second Lien Term Loan Agreement is a $70.3 million second lien term loan, including certain paid-in-kind interest.

The terms of the 2025 Second Lien Term Loans are described in the table below (dollar amounts are presented in thousands):

Maturity date	6/10/2030
Principal payments	quarterly[1]
Effective interest rate
9/30/2026	15.90%
9/30/2025	16.06%
Actual interest rate
9/30/2026	13.75% [2]
9/30/2025	13.50%
Interest payments	quarterly [3]
Cash paid for interest
YTD 9/30/2026	$—
YTD 9/30/2025	$1,129
PIK interest added to principal balance
YTD 9/30/2026	$6,650
YTD 9/30/2025	$5,990
Balances at 9/30/2026
Principal balance	$70,347
Unamortized balance of debt issuance cost	$(1,067)
Net carrying balance	$69,280
Balances at 12/31/2025
Principal balance	$63,696
Unamortized balance of debt issuance cost	$(1,633)
Net carrying balance	$62,063
1    Principal payments represent a percentage (ranges between 0% and 0.25% based on the First Lien Net Leverage Ratio) of the outstanding principal balance. As of September 30, 2026 we are not making quarterly principal payments.
2    The interest rate increased from 13.50% to 13.75%, effective September 30, 2026.
3 Interest payments are based on the First Lien Net Leverage Ratio and may be paid in cash or PIK. For the nine months ended September 30, 2026, all interest was PIK.
The 2025 Second Lien Term Loan Agreement contains certain conditions to borrowings, events of default and affirmative and negative covenants and a financial covenant as described in the agreement. As of September 30, 2026, we were in compliance with the covenants.
Equipment Financing Loans
Equipment financing loans consist of secured borrowings used to acquire machinery and equipment (including office equipment). Under some of the arrangements, the lender pays the equipment vendor directly on behalf of the Company; as a result, no cash proceeds are received by the Company. The loans are secured by the financed equipment and are repaid over fixed terms through scheduled installments. The related assets are recorded in property, plant, and equipment, net of accumulated depreciation. As of September 30, 2026 and December 31, 2025, the outstanding balances of equipment financing loans were $1.2 million and $1.4 million, respectively.
Fair Value of Debt
The fair value of our debt obligations is representative of the carrying value based upon the respective interest rate terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt obligations.
1970 Group Substitute Insurance Reimbursement Facility
As of September 30, 2026, the Company maintains $20.0 million of letters of credit outstanding under its Substitute Insurance Collateral Facility Program Agreement (the “Collateral Facility Agreement”) with 1970 Group Originator, Inc. The Collateral Facility Agreement remains off-balance sheet unless drawn upon. During the third quarter of 2026, the Company renewed the Collateral Facility Agreement and capitalized the related renewal fees. Deferred facility fees are amortized to interest expense; the unamortized balances as of September 30, 2026 and December 31, 2025, were $1.8 million and $1.5 million, respectively. For additional details, refer to Note 11 - Debt in our Annual Report on Form 10-K for the year ended December 31, 2025.

11. EMPLOYEE BENEFIT PLANS
We have a defined benefit pension plan covering certain United Kingdom employees (the “U.K. Plan”). The pension plan was frozen in 1994 and no new participants have been added since that date. Net periodic pension cost (credit) includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest cost	$711	$722	$2,134	$2,108
Expected return on plan assets	(824)	(879)	(2,473)	(2,567)
Amortization of prior service cost	9	9	25	25
Amortization of net actuarial loss	109	93	328	274
Net periodic pension cost (credit)	$5	$(55)	$14	$(160)

Net pension cost (credit) is included in “Other income (expense), net” on our condensed consolidated statements of operations. The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories for the U.K. Plan as follows: 5.7% overall, 8.2% for equities and 5.6% for debt securities.

12. SHAREHOLDERS’ EQUITY (DEFICIT)
Shareholders’ Equity (Deficit)
As of September 30, 2026 there were 4,583,209 shares of our common stock outstanding and 12,000,000 shares authorized at $0.30 par value per share.
As of September 30, 2026 there were 75,000 shares of preferred stock outstanding, designated as Series B Preferred Stock, and we had 500,000 authorized shares at $100.00 par value per share of preferred stock (see Note 13 - Redeemable Preferred Stock for more detail).
Warrants
As of September 30, 2026, the Company had the following warrants issued and outstanding:

Holder	Issuance date	Number of warrants/ shares issuable	Exercise price	Expiration date

APSC Holdco II, LP	12/18/2020, 11/9/2021, 12/8/2021	500,000	$15.00	12/8/2028
Corre and affiliates	12/8/2021	500,000	$15.00	12/8/2028
Stellex Holder:
Tranche A	9/11/2025	982,371	$23.00	9/11/2035
Tranche B	9/11/2025	470,889	$50.00	9/11/2035
Total warrants		2,453,260

Accumulated Other Comprehensive Loss
A summary of changes in accumulated other comprehensive loss included within shareholders’ equity (deficit) is as follows (in thousands):

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	(unaudited)				(unaudited)
	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Tax Provision	Total
Balance, beginning of period	$(25,452)	$(11,148)	$(193)	$(36,793)	$(33,249)	$(10,951)	$71	$(44,129)
Other comprehensive income (loss)	(2,127)	353	(128)	(1,902)	6,954	299	(148)	7,105
Balance, end of period	$(27,579)	$(10,795)	$(321)	$(38,695)	$(26,295)	$(10,652)	$(77)	$(37,024)

13. REDEEMABLE PREFERRED STOCK

On September 11, 2025, the Company issued 75,000 shares of Series B Preferred Stock and 1,453,260 warrants to InspectionTech Holdings LP (the “Stellex Holder”) pursuant to a securities purchase agreement (the “Purchase Agreement”). The Series B Preferred Stock is classified as temporary equity in the mezzanine section of the condensed consolidated balance sheets, as it is potentially redeemable for cash at the holder’s option beginning December 31, 2030, and under certain other events outside the Company’s control.

The Company continues to have the option to access (the “Series B Delayed Draw”) up to $30.0 million in additional proceeds through the issuance of up to 30,000 shares of Series B Preferred Stock and 581,304 related warrants prior to September 11, 2027, subject to the terms and conditions of the Purchase Agreement. As of September 30, 2026, no Series B Delayed Draws were made during the quarter.

During the nine months ended September 30, 2026, the Company accrued a 10.5% paid-in-kind (PIK) dividend on the outstanding Series B Preferred Stock. The dividend was non-cash and was settled by increasing the carrying value of the preferred stock. The accrued PIK dividend totaled $6.3 million for the period, equivalent to $85 per share of redeemable preferred stock.

The following table presents the change in carrying value of the redeemable preferred stock during the period ended September 30, 2026 (in thousands):

Balance at December 31, 2025	$51,951
Additions	7
Accrued paid-in-kind dividend	6,347
Accrued paid-in-kind commitment fees	228
Accretion to redemption value	2,447
Balance at September 30, 2026	$60,980

For further information regarding the terms, classification, fair value allocation, and accretion accounting for the Series B Preferred Stock and warrants, refer to Note 16 - Redeemable Preferred Stock in our Annual Report on Form 10-K for the year ended December 31, 2025.

14. COMMITMENTS AND CONTINGENCIES

As of September 30, 2026, the Company continues to assess potential loss contingencies, including legal proceedings and government compliance matters, in consultation with legal counsel. Liabilities are accrued when it is probable that a material loss has been incurred and the amount can be reasonably estimated; otherwise, the nature and possible range of loss are disclosed if reasonably possible.

During the quarter ended September 30, 2026, the Company remained involved in the Kelli Most litigation, a wrongful death case that was previously subject to a $222 million judgment, which was subsequently vacated and dismissed in Texas. The plaintiff has since refiled the case in federal court in Kansas. Based on an updated assessment of the case under Kansas jurisdiction, the Company has accrued a $10.0 million liability as of September 30, 2026, which is fully offset by a receivable from the Company’s insurance providers. All insurance retentions and deductibles have been met, and the Company expects that any further claims will be fully funded by its insurance policies.

In total, the Company has accrued approximately $12.3 million for this and other matters as of September 30, 2026. Management, after consultation with legal counsel, believes that the resolution of these matters, as well as other routine legal proceedings, will not have a material adverse effect on the Company’s condensed consolidated financial statements.

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
As of January 1, 2026, service type Emission Control Services, previously included within the MS segment, was moved to the IHT segment. This change by the Company to the composition of its reportable segments was completed to better align with how the CODM evaluates segment performance. Prior period segment information was recast to conform to the current period presentation. The recasting of the prior period segment information did not have any impact on the Company’s previously reported consolidated revenue or consolidated adjusted EBITDA. The impact of this change for the three months ended September 30, 2025 was to decrease previously reported revenue and adjusted EBITDA for the MS segment with a similar increase to the IHT segment by approximately $8.5 million and $2.4 million, respectively. The impact of the change for the nine months ended September 30, 2025 was to decrease previously reported revenue and adjusted EBITDA for the MS segment with a similar increase to the IHT segment by approximately $23.8 million and $6.7 million, respectively.
Segment data for our two operating segments are as follows (in thousands):

	Three Months Ended September 30, 2026
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$127,063	$93,306	$220,369
Adjusted operating expenses[1]	93,540	67,701	161,241
Adjusted selling, general and administrative expenses[2]	14,366	18,617	32,983
Adjusted EBITDA	$19,157	$6,988	$26,145

	Three Months Ended September 30, 2025
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$122,308	$102,668	$224,976
Adjusted operating expenses[1]	90,233	73,373	163,606
Adjusted selling, general and administrative expenses[2]	14,768	21,537	36,305
Adjusted EBITDA	$17,307	$7,758	$25,065

	Nine Months Ended September 30, 2026
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$381,737	$282,366	$664,103
Adjusted operating expenses[1]	285,772	208,470	494,242
Adjusted selling, general and administrative expenses[2]	44,401	58,233	102,634
Adjusted EBITDA	$51,564	$15,663	$67,227

	Nine Months Ended September 30, 2025
	IHT	MS	Total
	(unaudited)	(unaudited)	(unaudited)
Revenues	$374,151	$297,506	$671,657
Adjusted operating expenses[1]	275,929	212,684	488,613
Adjusted selling, general and administrative expenses[2]	45,578	62,807	108,385
Adjusted EBITDA	$52,644	$22,015	$74,659

_____________
1    Represent operating expenses excluding severance cost.
2    Represent segment selling, general and administrative expenses excluding non-cash share-based compensation, professional, legal and other non-recurring costs.

Reconciliation of segment adjusted EBITDA to consolidated loss before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
IHT	$19,157	$17,307	$51,564	$52,644
MS	6,988	7,758	15,663	22,015
Segment adjusted EBITDA	26,145	25,065	67,227	74,659
Segment depreciation and amortization	(7,129)	(7,445)	(21,351)	(21,715)
Segment professional fees, severance and other	(3,472)	(245)	(5,262)	(2,070)
Corporate and shared support cost	(16,015)	(16,033)	(42,283)	(43,432)
Consolidated operating (loss) income	(471)	1,342	(1,669)	7,442
Interest expense	(9,809)	(11,855)	(27,971)	(35,187)
Loss on debt extinguishment	—	(1,283)	—	(13,136)
Other (expense) income	(194)	1,298	924	(2,396)
Loss before income taxes	$(10,474)	$(10,498)	$(28,716)	$(43,277)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Capital expenditures[1]:
IHT	$816	$1,834	$3,645	$4,963
MS	822	873	3,734	2,817
Corporate and shared support services	415	203	706	521
Total capital expenditures	$2,053	$2,910	$8,085	$8,301
____________
1    Excludes finance leases. Totals may vary from amounts presented in the consolidated statements of cash flows due to the timing of cash payments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization:
IHT	$3,397	$3,251	$10,109	$8,965
MS	3,732	4,194	11,242	12,750
Corporate and shared support services	1,386	1,302	4,083	3,961
Total depreciation and amortization	$8,515	$8,747	$25,434	$25,676
Separate measures of our assets by operating segment are not produced or utilized by our CODM to evaluate segment performance.

16. RELATED PARTY TRANSACTIONS
Stellex Capital Management LLC, through certain affiliated entities, is the Company's largest common stock shareholder. It also holds the Company's Series B Preferred Stock and $10.0 million of the Company's outstanding debt under the 2025 Second Lien Term Loan Agreement.
JFL Credit Opportunities Fund II, L.P. and affiliates hold $15.0 million of the Company's outstanding debt under the 2025 Second Lien Term Loan Agreement. One of the Company's independent directors is an equity partner of JFL Credit Opportunities Fund II, L.P.

17. SUBSEQUENT EVENTS
As of November 12, 2026, the filing date of this Quarterly Report on Form 10-Q, management evaluated the existence of events occurring subsequent to the quarter ended September 30, 2026 and determined that there were no events or transactions that would have a material impact on the Company’s results of operations or financial position.

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
•changes in laws or regulations in the local jurisdictions in which we conduct our business;
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

Results of Operations
The following is a comparison of our results of operations for the three and nine months ended September 30, 2026 to the three and nine months ended September 30, 2025.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following is a comparison of our results of operations for the three months ended September 30, 2026 to the three months ended September 30, 2025 (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2026	2025	$	%
	(unaudited)	(unaudited)
Revenues by business segment[1]:
IHT	$127,063	$122,308	$4,755	3.9%
MS	93,306	102,668	(9,362)	(9.1)%
Total revenues	$220,369	$224,976	$(4,607)	(2.0)%
Operating income (loss)[1]:
IHT	$15,173	$13,959	$1,214	8.7%
MS	371	3,416	(3,045)	(89.1)%
Corporate and shared support services	(16,015)	(16,033)	18	0.1%
Total operating income (loss)	$(471)	$1,342	$(1,813)	(135.1)%

Interest expense, net	$(9,809)	$(11,855)	$2,046	17.3%
Loss on debt extinguishment	—	(1,283)	1,283	NM
Other income (expense), net	(194)	1,298	(1,492)	(114.9)%
Loss before income taxes	$(10,474)	$(10,498)	$24	0.2%
Provision for income taxes	(594)	(949)	355	37.4%
Net loss	$(11,068)	$(11,447)	$379	3.3%
1 As of January 1, 2026, ECS, previously included in the MS segment, was moved to the IHT segment, refer to Note 15 - Segment Disclosures for more information.
NM - not meaningful
Revenues. Total revenues decreased by $4.6 million, or 2.0%, compared with the prior-year period. IHT segment revenues increased by $4.8 million, or 3.9%, compared with the prior-year period. This increase was driven by revenue growth of $3.6 million, or 3.3%, in the U.S., primarily from increased non-turnaround activities, partially offset by lower oil and gas turnaround activity levels. In addition, revenues in Canada and other international regions increased by $1.2 million compared with the prior-year period. MS segment revenues decreased by $9.4 million, or 9.1%, compared with the prior-year period, driven primarily by lower oil and gas turnaround activities and project revenue in the U.S. and Canada of $11.1 million and $1.2 million, respectively. These decreases were partially offset by revenue growth of $2.9 million in other international regions.

Operating income (loss). Overall operating loss totaled $0.5 million in the 2026 period, representing an unfavorable change of $1.8 million compared with operating income of $1.3 million in the prior-year period. IHT reported an increase in operating income of $1.2 million, or 8.7%, compared with the prior-year period, driven by a more favorable project mix, and revenue growth from non-turnaround activities. MS reported a decrease in operating income of $3.0 million, or 89.1%, compared with the prior-year period, driven primarily by lower activity levels and profitability in the U.S., particularly within the hot tapping service line, and lower project profitability in Canada. Corporate and shared support services cost was relatively consistent with the prior-year period, despite a one-time charge of $2.0 million related to a legal settlement. Excluding this settlement, cost would have declined by 12.6%, as lower professional services fees and non-cash compensation cost reversals were partially offset by higher personnel costs, including severance charges incurred during the current period.

For the three months ended September 30, 2026 and 2025, operating (loss) income includes net expenses totaling $8.0 million and $4.1 million, respectively, that we do not believe are indicative of our core operating activities, as detailed in the table below (in thousands):

	Three Months Ended September 30,
	2026	2025
	(unaudited)	(unaudited)
Operating income (loss)	$(471)	$1,342
Professional fees and other	1,945	1,977
Legal costs and litigation reserves	3,771	1,972
Severance charges	2,272	151
Total non-core expenses	7,988	4,100
Operating income, excluding non-core expenses	$7,517	$5,442
Excluding the impact of these identified non-core expenses in both periods, operating income increased by $2.1 million from $5.4 million in the three months ended September 30, 2025 to $7.5 million in the three months ended September 30, 2026. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense decreased by $2.0 million compared to the prior-year period. The decrease was primarily attributable to lower interest expense on the Second Lien Term Loan following a partial paydown in September 2025 using a portion of the proceeds from the issuance of preferred stock, as well as reduced interest rates on the ABL Credit Facility and First Lien Term Loan, also effective September 2025.
Cash interest paid during the quarter ended September 30, 2026 and 2025 was $5.6 million and $9.8 million, respectively.
Other income (expense), net. The year-over-year change in other income (expense) was primarily attributable to a $1.6 million unfavorable change in foreign currency transactions.
Taxes. The income tax provision was $0.6 million on the pre-tax loss of $10.5 million in the current year quarter, compared to a $0.9 million income tax provision on a pre-tax loss of $10.5 million in the prior year quarter. The effective tax rate, inclusive of discrete items, was 5.7% for the three months ended September 30, 2026, compared to 9.1% for the three months ended September 30, 2025. The effective tax rate differs from the prior-year period due to changes in the valuation allowance, along with changes in permanent differences.

Results of Operations

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following is a comparison of our results of operations for the nine months ended September 30, 2026 to the nine months ended September 30, 2025 (in thousands).

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2026	2025	$	%
	(unaudited)	(unaudited)
Revenues by business segment[1]:
IHT	$381,737	$374,151	$7,586	2.0%
MS	282,366	297,506	(15,140)	(5.1)%
Total revenues	$664,103	$671,657	$(7,554)	(1.1)%
Operating income (loss)[1]:
IHT	$39,424	$42,655	$(3,231)	(7.6)%
MS	1,190	8,219	(7,029)	(85.5)%
Corporate and shared support services	(42,283)	(43,432)	1,149	2.6%
Total operating income (loss)	$(1,669)	$7,442	$(9,111)	(122.4)%

Interest expense, net	$(27,971)	$(35,187)	$7,216	20.5%
Loss on debt extinguishment	—	(13,136)	13,136	NM
Other income (expense), net	924	(2,396)	3,320	138.6%
Loss before income taxes	$(28,716)	$(43,277)	$14,561	33.6%
Provision for income taxes	(497)	(2,154)	1,657	76.9%
Net loss	$(29,213)	$(45,431)	$16,218	35.7%

1 As of January 1, 2026, ECS, previously included in the MS segment, was moved to the IHT segment, refer to Note 15 - Segment Disclosures for more information.
NM - not meaningful
Revenues. Total revenues decreased by $7.6 million, or 1.1%, compared with the prior-year period, and were favorably impacted by $4.2 million from foreign exchange rate movements. IHT segment revenues increased by $7.6 million, or 2.0%, compared with the prior-year period. This increase was driven primarily by a $5.1 million increase in U.S. revenues attributable to increased non-turnaround activities, partially offset by lower oil and gas turnaround activity. Revenues in Canada and other international regions increased by $0.7 million and $1.8 million, respectively. MS segment revenues decreased by $15.1 million, or 5.1%, compared with the prior-year period, attributable primarily to lower turnaround and project activities across the segment’s U.S. and Canada operating regions.

Operating income (loss). Overall operating loss totaled $1.7 million in the 2026 period, compared with operating income of $7.4 million in the prior-year period, representing an unfavorable change of $9.1 million. This decrease was primarily driven by lower operating income in both the IHT and MS segments. IHT segment reported a decrease in operating income of $3.2 million, or 7.6%, compared with the prior-year period, driven by an unfavorable project mix that impacted margins, and higher benefit costs. MS segment reported a decrease in operating income of $7.0 million, or 85.5%, compared with the prior-year period, driven primarily by lower revenues and an unfavorable project mix in the U.S. and Canada, including lower hot tapping and leak repair service line activity, as well as higher benefit costs. Corporate operating loss improved by $1.1 million compared with the prior-year period, despite a one-time charge of $2.0 million related to a legal settlement. The improvement was primarily attributable to lower professional services fees and legal costs, partially offset by higher personnel costs, including severance charges incurred in the current period. A non-cash compensation cost reversal partially offset these higher costs.

For the nine months ended September 30, 2026 and 2025, operating (loss) income includes net expenses totaling $11.5 million and $10.5 million, respectively, that we do not believe are indicative of our core operating activities, as detailed in the table below (in thousands):

	Nine Months Ended September 30,
	2026	2025
	(unaudited)	(unaudited)
Operating income (loss)	$(1,669)	$7,442
Professional fees and other	4,237	6,285
Legal costs and litigation reserves	2,211	3,261
Severance charges	5,030	993
Total non-core expenses	11,478	10,539
Operating income, excluding non-core expenses	$9,809	$17,981
Excluding the impact of these identified non-core expenses in both periods, operating income decreased year over year by $8.2 million, from $18.0 million to $9.8 million. See our non-GAAP reconciliation for additional details of our non-core expenses.
Interest expense, net. Interest expense, net decreased by $7.2 million for the nine months ended September 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to the refinancing completed in March 2025, in which we replaced our existing credit facilities with new facilities at lower interest rates, as well as lower interest expense on the Second Lien Term Loan following a partial paydown in September 2025 using a portion of the proceeds from the issuance of preferred stock and the related reduction in interest rates on the ABL Credit Facility and First Lien Term Loan, also effective September 2025.
Cash interest paid for the nine months ended September 30, 2026 and 2025 was $13.5 million and $22.6 million, respectively.
Loss on debt extinguishment. Loss on debt extinguishment was $13.1 million for the nine months ended September 30, 2025, primarily related to refinancing transactions completed in March 2025 and the September 2025 partial prepayment of the 2025 Second Lien Term Loan. No comparable loss on debt extinguishment was recognized during the nine months ended September 30, 2026.
Other income (expense), net. The overall change of $3.3 million in other income (expense), net, was primarily attributable to foreign currency transaction gains, reflecting the favorable impact of U.S. dollar strengthening against the currencies of our international operations.
Taxes. The income tax provision was $0.5 million on the pre-tax loss of $28.7 million in the current year period compared to an income tax provision of $2.2 million on the pre-tax loss of $43.3 million in the prior-year period. The effective tax rate was 1.7% for the nine months ended September 30, 2026, compared to 5.0% for the nine months ended September 30, 2025. The effective tax rate differs from the prior-year period due to changes in the valuation allowance, along with changes in permanent differences.

Non-GAAP Financial Measures and Reconciliations
We use supplemental non-GAAP financial measures, including adjusted net income (loss); adjusted net income (loss) per share; earnings before interest and taxes (“EBIT”); adjusted EBIT; adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) and free cash flow, to supplement financial information presented on a U.S. GAAP basis.
We define adjusted net income (loss) and adjusted net income (loss) per share to exclude the following items: non-routine legal costs and settlements, non-routine professional fees, loss on debt extinguishment, certain severance charges, incremental non-recurring transformation costs associated with workforce reductions, facility consolidations, lease termination activities and other business transformation initiatives, non-routine write-off of assets and certain other items that we believe are not indicative of core operating activities. Consolidated adjusted EBIT excludes the costs excluded from adjusted net income (loss) as well as income tax expense (benefit), interest charges, foreign currency (gain) loss, pension credit, and items of other (income) expense. Consolidated adjusted EBITDA further excludes depreciation, amortization, and non-cash share-based compensation costs. Segment adjusted EBIT is equal to segment operating income (loss) excluding costs associated with non-routine legal costs and settlements, non-routine professional fees, certain severance charges and transformation cost, and certain other items as determined by management. Segment adjusted EBITDA further excludes depreciation, amortization, and non-cash share-based compensation costs from segment adjusted EBIT. Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures paid in cash.
We believe these non-GAAP financial measures are useful to both management and investors in their analysis of our financial position and results of operations. In particular, adjusted net income (loss), adjusted net income (loss) per share, consolidated adjusted EBIT, and consolidated adjusted EBITDA are meaningful measures of performance which are commonly used by industry analysts, investors, lenders, and rating agencies to analyze operating performance in our industry, perform analytical comparisons, benchmark performance between periods, and measure our performance against externally communicated targets. Our segment adjusted EBITDA is also used as a basis for the Chief Operating Decision Maker (Chief Executive Officer) to evaluate the performance of our reportable segments. Free cash flow is used by management and investors to evaluate our ability to service and repay debt and return value to stakeholders.
Non-GAAP measures have limitations as analytical tools because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures and should be considered only in conjunction with financial information presented in accordance with U.S. GAAP. Further, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies that may calculate non-GAAP financial measures differently, limiting the usefulness of those measures for comparative purposes. The liquidity measure of free cash flow does not represent a precise calculation of residual cash flow available for discretionary expenditures. Reconciliations of each non-GAAP financial measure to its most directly comparable U.S. GAAP financial measure are presented below.
The following tables present reconciliations of adjusted net income (loss), adjusted EBIT and adjusted EBITDA to their most comparable U.S. GAAP financial measures for both consolidated and segment results:

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(unaudited, in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted Net Loss:
Net loss	$(11,068)	$(11,447)	$(29,213)	$(45,431)
Professional fees and other[1]	1,945	1,977	4,237	6,285
Write-off of assets	313	—	480	45
Legal costs and litigation reserves[2]	3,771	1,972	2,211	3,261
Severance charges	2,272	151	5,030	993
Loss on debt extinguishment	—	1,283	—	13,136
Tax impact of adjustments and other net tax items	(632)	2	(766)	(101)
Adjusted Net Loss	$(3,399)	$(6,062)	$(18,021)	$(21,812)
Dividend and accretion to redemption value on redeemable preferred stock	(3,142)	(610)	(9,022)	(610)
Adjusted Net Loss attributable to common shareholders	$(6,541)	$(6,672)	$(27,043)	$(22,422)
Adjusted Net Loss per common share:
Basic and Diluted	$(1.43)	$(1.48)	$(5.92)	$(4.99)

Consolidated Adjusted EBIT and Adjusted EBITDA:
Net loss	$(11,068)	$(11,447)	$(29,213)	$(45,431)
Provision for income taxes	594	949	497	2,154
Net gain on disposal of assets	(550)	(107)	(554)	(102)
Interest expense, net	9,809	11,855	27,971	35,187
Professional fees and other[1]	1,945	1,977	4,237	6,285
Write-off of assets	313	—	480	45
Legal costs and litigation reserves [2]	3,771	1,972	2,211	3,261
Severance charges	2,272	151	5,030	993
Foreign currency loss (gain)	426	(1,136)	(864)	2,613
Pension cost (credit)3	5	(55)	14	(160)
Loss on debt extinguishment	—	1,283	—	13,136
Consolidated Adjusted EBIT	7,517	5,442	9,809	17,981
Depreciation and amortization	8,515	8,747	25,434	25,676
Non-cash share-based compensation cost (credit)	(293)	352	973	665
Consolidated Adjusted EBITDA	$15,739	$14,541	$36,216	$44,322

Free Cash Flow:
Cash provided by (used in) operating activities	$(3,220)	$3,883	$(11,635)	$(28,122)
Capital expenditures	(2,560)	(2,839)	(8,966)	(7,155)
Free Cash Flow	$(5,780)	$1,044	$(20,601)	$(35,277)
____________________________________

1    For the three and nine months ended September 30, 2026, includes $1.8 million of transformation costs associated with workforce reductions, facility consolidations, lease termination activities and other business transformation initiatives, as well as executive search and third-party support costs. For the three and nine months ended September 30, 2025, includes $1.6 million and $4.6 million, respectively, of executive search and third-party support costs and $0.4 million and $1.7 million, respectively, of debt financing costs.
2    For the three and nine months ended September 30, 2026, includes non-routine litigation reserves of $2.4 million and $0.9 million (net of refunds), respectively. For the three and nine months ended September 30, 2025, includes non-recurring litigation reserves of $2.0 million and $3.3 million, respectively. These costs are included in selling, general and administrative expenses on the condensed consolidated statements of operations.
3    Represents pension cost (credit) for the U.K. pension plan based on the difference between the expected return on plan assets and the amount of the discounted pension liability. The pension plan was frozen in 1994 and no new participants have been added since that date.

TEAM, INC. AND SUBSIDIARIES
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (Continued)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Segment Adjusted EBIT and Adjusted EBITDA:

IHT[4]
Operating income	$15,173	$13,959	$39,424	$42,655
Professional fees and other[1]	314	94	1,368	844
Severance charges	273	3	663	180
Adjusted EBIT	15,760	14,056	41,455	43,679
Depreciation and amortization	3,397	3,251	10,109	8,965
Adjusted EBITDA	$19,157	$17,307	$51,564	$52,644

MS4
Operating income	$371	$3,416	$1,190	$8,219
Professional fees and other[1]	1,110	—	1,179	—
Legal costs and litigation reserves[2]	441	—	441	251
Severance charges	1,334	148	1,611	795
Adjusted EBIT	3,256	3,564	4,421	9,265
Depreciation and amortization	3,732	4,194	11,242	12,750
Adjusted EBITDA	$6,988	$7,758	$15,663	$22,015

Corporate and shared support services
Net loss	$(26,612)	$(28,822)	$(69,827)	$(96,305)
Provision for income taxes	594	949	497	2,154
Net gain on disposal of assets	(550)	(107)	(554)	(102)
Interest expense, net	9,809	11,855	27,971	35,187
Foreign currency loss (gain)	426	(1,136)	(864)	2,613
Professional fees and other[1]	521	1,883	1,690	5,441
Write-off of assets	313	—	480	45
Legal costs and litigation reserves[2]	3,330	1,972	1,770	3,010
Severance charges	665	—	2,756	18
Pension cost (credit)[3]	5	(55)	14	(160)
Loss on debt extinguishment	—	1,283	—	13,136
Adjusted EBIT	(11,499)	(12,178)	(36,067)	(34,963)
Depreciation and amortization	1,386	1,302	4,083	3,961
Non-cash share-based compensation cost (credit)	(293)	352	973	665
Adjusted EBITDA	$(10,406)	$(10,524)	$(31,011)	$(30,337)

Consolidated Adjusted EBITDA	$15,739	$14,541	$36,216	$44,322
___________________
1    For the three and nine months ended September 30, 2026, includes $1.8 million of transformation costs associated with workforce reductions, facility consolidations, lease termination activities and other business transformation initiatives, as well as executive search and third-party support costs. For the three and nine months ended September 30, 2025, includes $1.6 million and $4.6 million, respectively, of executive search and third-party support costs and $0.4 million and $1.7 million, respectively, of debt financing costs.
2    For the three and nine months ended September 30, 2026, includes non-routine litigation reserves of $2.4 million and $0.9 million (net of refunds), respectively. For the three and nine months ended September 30, 2025, includes non-recurring litigation reserves of $2.0 million and $3.3 million, respectively. These costs are included in selling, general and administrative expenses on the condensed consolidated statements of operations.
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
We have evaluated our liquidity within one year after the date of issuance of the accompanying condensed consolidated financial statements to assess the Company’s ability to fund its operations. Based upon such liquidity assessment, we believe that the Company’s current working capital, forecasted cash flows from operations, current and expected availability under our existing debt arrangements and capital expenditure financing is sufficient to fund our operations, service our indebtedness, and maintain compliance with our debt covenants for the next twelve months, and, based on current expectations, over the long-term. We based this assessment on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than we expect in the event that we fail to meet our current financial performance expectations. See Note 10 - Debt in this Quarterly Report on Form 10-Q and Note 11 - Debt in our Annual Report on Form 10-K for additional details concerning our debt obligations.
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
As of September 30, 2026, we had approximately $35.4 million of available borrowing capacity under the 2022 ABL Credit Agreement. In connection with the issuance of the Series B Preferred Stock and related warrants, we have access to up to $30.0 million in additional liquidity through September 2027 through a delayed draw mechanism, subject to certain conditions under the Purchase Agreement. Our principal uses of cash and liquidity are for working capital needs, capital expenditures and operations.
As of September 30, 2026, we were in compliance with our debt covenants. Our ability to maintain compliance with the financial covenants contained in our credit agreements is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties, as described elsewhere herein.
As of November 10, 2026, we had consolidated cash and cash equivalents of $9.6 million, excluding $3.0 million of restricted cash used mainly as collateral for letters of credit and commercial card programs, and approximately $28.6 million of undrawn availability under our various credit facilities, resulting in total liquidity of $38.2 million. We also have $30.0 million of Series B Delayed Draw availability as described above.
Refer to Note 10 - Debt for additional information about our debt instruments.

Cash Flows
The following table summarizes cash flows from Operating, Investing and Financing activities (in thousands):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2026	2025	Favorable (Unfavorable)
	(unaudited)	(unaudited)
Operating activities	$(11,635)	$(28,122)	$16,487
Investing activities	(7,265)	(7,073)	(192)
Financing activities	11,904	14,176	(2,272)
Effect of exchange rate changes on cash	(139)	286	(425)
Net change in cash and cash equivalents	$(7,135)	$(20,733)	$13,598

Cash and cash equivalents. Our cash and cash equivalents as of September 30, 2026 totaled $11.0 million, consisting of $8.1 million of unrestricted cash, and $2.9 million of restricted cash. International cash balances as of September 30, 2026 were $5.7 million, and approximately $0.1 million of such cash is restricted.
As of December 31, 2025, our cash and cash equivalents were $18.1 million, consisting of $14.1 million of unrestricted cash and $4.0 million of restricted cash. International cash balances as of December 31, 2025 were $4.4 million, and approximately $1.2 million of such cash was restricted.
Our total debt and finance obligations were $319.1 million, of which $4.1 million was classified as current at September 30, 2026, compared to total debt of $297.2 million at December 31, 2025.
Cash flows attributable to our operating activities. Our largest source of operating cash inflow is cash collection from customers for work performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities, and others.
Cash flows from operating activities are primarily derived from net income or loss adjusted for certain non-cash items which include depreciation and amortization, PIK interest, and amortization of debt issuance costs.
For the nine months ended September 30, 2026, net cash used in operating activities totaled $11.6 million, reflecting an improvement of $16.5 million relative to $28.1 million in the 2025 period. During the nine months ended September 30, 2026, changes in working capital items utilized $16.5 million, representing a favorable variance of $21.9 million in comparison to the $38.4 million utilized by working capital in the corresponding 2025 period. This favorable variance was primarily attributable to a $17.5 million favorable change in other accrued liabilities, driven primarily by the timing of payroll payments, partially offset by higher cash used for prepaid expenses and other assets.
Cash flows attributable to our investing activities. For the nine months ended September 30, 2026, net cash used in investing activities consisted primarily of capital expenditures of $9.0 million as compared to $7.2 million for the nine months ended September 30, 2025.
Cash flows attributable to our financing activities. For the nine months ended September 30, 2026, net cash provided by financing activities was $11.9 million, consisting primarily of the net borrowings under the Revolving Credit Loans of $15.2 million, partially offset by the principal payments under the First Lien Term Loan and equipment financing loans.
For the nine months ended September 30, 2025, net cash provided by financing activities was $14.2 million. Financing cash inflows primarily consisted of $175 million borrowed under the First Lien Term Loan and $75 million of proceeds from the issuance of Series B Preferred Stock. These inflows were partially offset by repayments of the 2025 Second Lien Term Loan, net, repayments of $10.0 million under the Revolving Credit Loans, full repayment of the Corre Delayed Draw Term Loan, Corre Incremental Term Loan, ME/RE Loans, and the Corre Uptiered Loan, $11.4 million of debt issuance costs related to refinancing transactions completed on March 12, 2025, and $7.0 million of issuance costs associated with the Series B Preferred Stock and warrants.
Effect of exchange rate changes on cash and cash equivalents. For the nine months ended September 30, 2026 and 2025, the effect of foreign exchange rate changes on cash was a loss of $0.1 million and a gain of $0.3 million, respectively. The impact of exchange rates on cash and cash equivalents is primarily attributable to fluctuations in the U.S. dollar relative to the euro, the British pound, the Canadian dollar and the Brazilian real.
Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. See Note 10 - Debt in this Quarterly Report on Form 10-Q and Note 11 - Debt in our Annual Report on Form 10-K for additional details of our off-balance sheet arrangements.
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies and estimates is included in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2026.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 3.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the CEO and CFO have concluded as of September 30, 2026, that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the requisite time periods.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2026.

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
Insider Trading Arrangements. During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Team, Inc., dated November 28, 2022 (filed as Exhibit 3.3 to Team, Inc.’s Quarterly Report on Form 10-Q/A (File No. 001-08604) filed on November 8, 2023, incorporated by reference herein).

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

10.1†
Amendment No. 1 to the Team, Inc. Corporate Executive Officer Compensation and Benefits Continuation Policy (filed as Exhibit 10.1 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on July 10, 2026, incorporated by reference herein).

10.2†
Irrevocable Waiver of Certain Board Rights, dated August 6, 2026, by Corre Partners Management, LLC (filed as Exhibit 10.2 to Team, Inc.’s Current Report on Form 8-K (File No. 001-08604) filed on August 10, 2026, incorporated by reference herein).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TEAM, INC. (Registrant)

Date: November 12, 2026	/S/ Gary L. Hill
Gary L. Hill Chief Executive Officer (Principal Executive Officer)

/S/ Clinton W. Roeder
Clinton W. Roeder Chief Financial Officer (Principal Financial Officer)

/S/ Anith George Philip
Anith George Philip Chief Accounting Officer (Principal Accounting Officer)